Form 10-Q
period 2014-03-31
Garnero Group Acquisition Co
filed 2014-08-15
CIK 1603969

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-36482

GARNERO GROUP ACQUISITION COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Av. Brig. Faria Lima

1485-19 Andar

Brasilinvest Plaza CEP 01452-002

Sao Paulo, Brazil

(Address of principal executive offices)

(55) 1130947970

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of August 12, 2014, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE PERIOD FROM FEBRUARY 11, 2014 (INCEPTION)

THROUGH MARCH 31, 2014

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	3
Condensed Balance Sheet	3
Condensed Statement of Operations	4
Condensed Statement of Cash Flows	5
Notes to Condensed Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	15
Item 4. Controls and Procedures	15
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6. Exhibits	17
Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company

Condensed Balance Sheet

March 31, 2014
(unaudited)

Assets

Current Asset - Cash and cash equivalents	$74,990
Deferred offering costs associated with initial public offering	76,519

Total assets	$151,509

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$10,232
Note payable to related party	125,000

Total current liabilities	135,232

Commitments

Shareholders’ Equity:
Ordinary shares, $.0001 par value; 120,000,000
shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	24,641
Accumulated deficit	(8,723)

Total Shareholders' Equity	16,277

Total Liabilities and Shareholders' Equity	$151,509

The accompanying notes are an integral part of these condensed financial statements.

3

Garnero Group Acquisition Company

Condensed Statement of Operations

For The Period From February 11, 2014 (Inception) through March 31, 2014

(unaudited)

Formation and operating costs	$8,723

Net loss	$(8,723)

Weighted average shares outstanding, basic and diluted	3,593,750

Basic and diluted net loss per ordinary share	$(0.00)

 The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Cash Flows
For The Period From February 11, 2014 (Inception) through March 31, 2014 (unaudited)

Operating Activities
Net loss	$(8,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Organizational expenses paid by related party	5,000
Changes in operating assets and liabilities:
Accounts payable	3,713

Net Cash Used in Operating Activities	(10)

Financing Activities
Proceeds from note payable to related party	50,000
Proceeds from issuance of ordinary shares to initial shareholders	25,000

Net Cash Provided by Financing Activities	75,000

Net increase in cash and cash equivalents	74,990

Cash and cash equivalents - beginning	0

Cash and cash equivalents - ending	$74,990

Supplemental disclosure of noncash investing and financing activities:

The Company incurred $6,519 of deferred offering costs which were unpaid as of March 31, 2014 and included in accounts payable.

Deferred offering costs of $70,000 and organizational expenses of $5,000 were paid by a related party and included in note payable to related party.

The accompanying notes are an integral part of these condensed financial statements.

Note 1 — Organization and Plan of Business Operations

Garnero Group Acquisition Company (the “Company”) was incorporated in the Cayman Islands on February 11, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company initially intends to focus on target businesses located in Latin America or Europe operating in the energy (including renewables) and biotechnology industries or target businesses in such industries operating outside of those geographic locations which the Company believes would benefit from expanding their operations to such locations.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

At March 31, 2014, the Company had not yet commenced any operations. All activity through March 31, 2014 relates to the Company’s formation and the offering described below. The Company has selected June 30 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 generating gross proceeds of $125,000,000 and net proceeds of $120,372,590 after deducting $4,627,410 of transaction costs, which is discussed in Note 3. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the initial shareholders of the Company (“Initial Shareholders”) and the underwriters which is described in Note 4.

On July 1, 2014, the underwriters exercised their full over-allotment option to the extent of 1,875,000 units and on July 7, 2014, the Company consummated the closing of the overallotment option (“Overallotment”). The Initial Public Offering and the Overallotment are collectively referred to as the “Offering.” The 1,875,000 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $18,750,000 and net proceeds of $18,140,625 after deducting the underwriter’s discount of $609,375. In a private placement that took place simultaneously with the consummation of the exercise of the Overallotment, the affiliate of one of the Initial Shareholders and the underwriters purchased an additional 70,313 Private Units at $10.00 per unit generating gross proceeds of $703,130.

Following the closing of the Overallotment on July 7, 2014, an amount of $144,468,755 (or $10.05 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units is being held in a trust account (“Trust Account”) and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $144,468,755 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (ii) interest income on the funds held in the Trust Account can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares in the Offering (“Public Shareholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon close of such Business Combination. The Initial Shareholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to these shares and the Private Units.

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his ordinary shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 3 – Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

Notwithstanding the foregoing, a Public Shareholder, together with any affiliate or other person with whom such Public Shareholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to 30% or more of the shares of ordinary shares sold in the Offering. A “group” will be deemed to exist if Public Shareholders (i) file a Schedule 13D or 13G indicated the presence of a group or (ii) acknowledge to the Company that they are acting, or intend to act, as a group.

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company does not consummate a Business Combination by March 25, 2016, or June 25, 2016 if certain extension criteria have been satisfied, it will trigger the Company’s automatic winding up, dissolution and liquidation. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Shareholders and the holders of Private Units will not participate in any distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share liquidation price ordinary shares will be $10.05. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share liquidation price may be less than $10.05.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from February 11, 2014 (inception) through March 31, 2014 are not necessarily indicative of the results that may be expected for the period from February 11, 2014 (inception) through June 30, 2014, or any other period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. 468,750 of ordinary shares were subject to compulsory repurchase if the over-allotment option was not exercised by the underwriters, however, the overallotment option was exercised as discussed in Note 1.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the upcoming 2014 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 11, 2014 (inception) through March 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements, other than the following:

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period from February 11, 2014 (inception) through March 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915. Adoption had no impact on the Company’s financial position or results of operations.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which these financial statements were issued.

Note 3 — Initial Public Offering

On July 1, 2014, the Company sold 12,500,000 units (“Units”) at a price of $10 per Unit in the Initial Public Offering. Each unit consists of one share of the Company’s ordinary shares, par value $0.0001, one right (“Right”) and one warrant (“Warrant”). Each Right entitles the holder to receive one-tenth (1/10) of a share of ordinary shares on the consummation of an initial business combination. The Company will not issue fractional shares. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per full share. Each Warrant will become exercisable on the later of the completion of an initial business combination or June 25, 2015, and will expire five years after the completion of an initial business combination.

The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $21.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within a specified period following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. In the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

The Company paid the underwriters in the Offering an underwriting discount of 3.25% ($4,062,500) of the $125,000,000 of proceeds of the Offering. The Company also issued, for $100, a unit purchase option to purchase up to a total of 1,250,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $12,500,000) commencing on the later of the consummation of a Business Combination and June 25, 2015. The unit purchase option expires June 25, 2019. The units issuable upon exercise of this option are identical to the Units in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 1,375,000 ordinary shares (which includes 125,000 ordinary shares to be issued for the rights included in the units) and 1,250,000 Warrants to purchase 625,000 ordinary shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from June 25, 2014, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $4,175,000 (or $3.34 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.70 % and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 4 — Private Units

Simultaneously with the Initial Public Offering, an affiliate of one of the Initial Shareholders of the Company and the underwriters purchased an aggregate of 563,750 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $5,637,500) from the Company. In a private sale that took place simultaneously with the consummation of the Overallotment, an affiliate of one of the Initial Shareholders of the Company and the underwriters purchased an additional 70,313 Private Units at $10.00 per Private Unit. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Units are identical to the Units sold in the Offering except the Warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination, (C) not to convert any shares underlying the Private Units into the right to receive cash from the Trust Account in connection with a shareholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of an initial Business Combination.

Note 5 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering and that were charged to shareholder’s equity upon the receipt of the capital raised.

Note 6 — Note Payable to Related Party

The Company issued a $125,000 principal amount unsecured promissory note to an entity controlled by the Company’s Chief Executive Officer and majority shareholder. The note is non-interest bearing and payable on the earlier of (i) February 18, 2015, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. The Company repaid this note in July 2014.

Note 7 — Commitments and Contingencies

Business Combination Consulting

The Company has engaged the representative of the underwriters (“Representative”) to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the Representative will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the Representative a cash fee of $4,600,000 for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable).

Registration Rights

The Initial Shareholders and the holders of the Private Units (or underlying securities) are entitled to registration rights with respect to their Initial Shares and Private Units (or underlying securities) pursuant to agreements signed on June 25, 2014. The holders of the majority of the Initial Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Private Units (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Office Space

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer (“Affiliate”). Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services commencing on July 1, 2014.

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2014, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 120,000,000 ordinary shares with a par value of $0.0001 per share.

In connection with the organization of the Company, on March 26, 2014, the Sponsors Shares, consisting of a total of 3,593,750 ordinary shares were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Garnero Group Acquisition Company, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on February 11, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The Company consummated its initial public offering of 12,500,000 units on July 1, 2014 generating gross proceeds of $125,000,000 and net proceeds of $120,372,590 after deducting $4,627,410 of transaction costs, which is discussed in Note 3 (“Initial Public Offering”) and on the same date, a private placement to Garnero Group Holding Company, an affiliate of its chief executive officer, and EarlyBirdCapital, Inc., the representative of the underwriters of the IPO, of 563,750 units, generating additional proceeds of $5,637,500 which is described in Note 4 (“Private Units”). Of such proceeds, an aggregate of $125,625,000 was placed in the Company’s trust account.

On July 1, 2014, the underwriters exercised their over-allotment option in full and on July 7, 2014, the Company consummated the closing of the over-allotment option (“Overallotment”). The initial public offering and the Overallotment are collectively referred to as the “Offering.” The units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit, generating gross proceeds of $18,750,000. In a private placement that took place simultaneously with the consummation of the exercise of the over-allotment option, the same affiliate of the Company’s chief executive officer and the underwriters purchased an additional 70,313 private units at $10.00 per unit. As a result, an additional $18,843,755 was placed in the Company’s trust account.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to March 31, 2014 was in preparation for our initial public offering, which was consummated on July 1, 2014. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended March 31, 2014, we had net losses of $8,723, which consist of formation and operating costs. We incurred offering costs of $76,519, with regard to the offering, which are classified as deferred offering costs on the balance sheet as of March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $74,990.

Through March 31, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and a loan from Brasilinvest International LLC, an affiliate of our chief executive officer, in an aggregate amount of $125,000. Following the Offering, which resulted in $144,468,755 being placed into the Trust Account, we had approximately $400,000 in cash held outside of the Trust Account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to $4,600,000 (exclusive of any applicable finders’ fees which might become payable) upon consummation of our initial business combination for assisting us in connection therewith. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $400,000 of net proceeds not held in the trust account, plus the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $125,000, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

●	$130,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$20,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$240,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month for up to 24 months); and

●	$110,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period from February 11, 2014 (inception) through March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from February 11, 2014 (inception) through March 31, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In March 2014, the Company issued an aggregate of 3,593,750 ordinary shares to the Sponsors for an aggregate purchase price of $25,000, or approximately $0.01 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On July 1, 2014, we consummated our initial public offering of 12,500,000 units (“Units”). Each unit consisted of one ordinary share, one warrant to purchase one-half of one ordinary share and one right, each to automatically receive one-tenth of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $125,000,000. EarlyBirdCapital, Inc. acted as the lead managing underwriter of the initial public offering. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-196117). The Securities and Exchange Commission declared the registration statement effective on June 25, 2014.

Simultaneous with the consummation of the initial public offering, we consummated the private placement (“Private Placement”) of 563,750 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,637,500. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, the Company’s Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the initial public offering. However, the holders of the Private Placement Units have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of our initial business combination.

Also on July 1, 2014, EarlyBirdCapital, Inc. notified us that it exercised its over-allotment option to the full extent to purchase an additional 1,875,000 Units. On July 7, 2014, we consummated the closing of the over-allotment option. The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $18,750,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the same affiliate of Mario Garnero and EarlyBirdCapital, Inc. purchased an additional 70,313 units at $10.00 per unit. Of the gross proceeds of the units sold pursuant to the over-allotment option and the additional 70,313 private units, $18,843,755 was placed in trust, for a total of $144,468,755 placed in trust, or approximately $10.05 per share sold in the initial public offering.

We paid a total of $4,671,875 in underwriting discounts and commissions and $564,910 for other costs and expenses related to our formation and the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARNERO GROUP ACQUISITION COMPANY

By:	/s/ Mario Garnero
Mario Garnero
Chief Executive Officer (Principal executive officer)

By:	/s/ Javier Martin Riva
Javier Martin Riva Chief Financial Officer (Principal financial and accounting officer)

Date:  August 14, 2014

