Form 10-K
period 2014-06-30
Garnero Group Acquisition Co
filed 2014-10-14
CIK 1603969

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period February 11, 2014 (inception) to June 30, 2014

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-36482

GARNERO GROUP ACQUISITION COMPANY.

(Name of Small Business Issuer in Its Charter)

Cayman Islands	N/A
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

Av. Brig. Faria Lima, 1485-19 Andar, Brasilinvest Plaza CEP 01452-002, Sao Paulo, Brazil	N/A
(Address of principal executive offices)	(zip code)

(55) 1130947970

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one Ordinary Share, par value $.0001 per share, one Right and one Warrant	The NASDAQ Stock Market LLC
Ordinary Shares, $.0001 par value per share	The NASDAQ Stock Market LLC
Rights for one tenth (1/10) of one Ordinary Share	The NASDAQ Stock Market LLC
Warrants to purchase one half of one Ordinary Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Issuer’s revenues for the fiscal period February 11, 2014 (inception) to June 30, 2014 was $0.

The Registrant’s fiscal year end is June 30. The Registrant was not in existence as of December 31, 2013 (the most recent second fiscal quarter). The aggregate market value of the ordinary shares held by non-affiliates as of June 30, 2014 was $0.

As of October 8, 2014, there were 18,602,813 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated June 25, 2014 and filed with the Securities and Exchange Commission on June 26, 2014 pursuant to Rule 424(b)(4) (SEC File No. 333-196117) is incorporated into certain portions of Parts I, II and III as disclosed herein.

PART I

ITEM 1. BUSINESS

Garnero Group Acquisition Company is a blank check company formed on February 11, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. The Company’s efforts in identifying a prospective target businesses will not be limited to a particular industry or geographic region of the world although the Company initially intends to focus on target businesses located in Latin America (with a particular emphasis on Brazil) or Europe operating in the energy (including renewables) and biotechnology industries or target businesses in such industries operating outside of those geographic locations which the Company believes would benefit from expanding their operations to such locations.

On July 1, 2014, we closed our initial public offering of 12,500,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to automatically receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial business combination or June 25, 2015. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 563,750 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,637,500. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, our Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

On July 7, 2014, we consummated the closing of an additional 1,875,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the same affiliate of Mario Garnero and EarlyBirdCapital, Inc. purchased an additional 70,313 Private Placement Units at $10.00 per unit for $703,130.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and private placements were $145,144,227, of which $144,468,755 was deposited into the trust account and the remaining proceeds of $675,472 were deposited in our operating account. Approximately $275,000 of this amount was used to repay loans and advances from a related party and pay accounts payable, leaving approximately $400,000 available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For further details regarding our business, see the section entitled “Proposed Business” contained in our prospectus dated June 25, 2014 incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section entitled “Risk Factors” contained in our prospectus dated June 25, 2014 incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at Av Brig. Faria Lima, 1485-19 Andar, Brasilinvest Plaza CEP 01452-002, Sao Paulo, Brazil. The cost for this space is included in the $10,000 per-month fee Brasilinvest Group will charge us for general and administrative services commencing on July 1, 2014 pursuant to a letter agreement between us and Brasilinvest Group. We believe, based on rents and fees for similar services in Sao Paulo, Brazil, that the fee charged by Brasilinvest Group is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “GGACU.” The ordinary shares, rights and warrants are listed on the Nasdaq under the symbols “GGAC,” “GGACR” and “GGACW,” respectively. Units not separated continue to be listed under the symbol “GGACU.”

The following table sets forth the range of high and low sales prices for the units, ordinary shares, rights and warrants for the periods indicated since the units commenced public trading on June 26, 2014, and since the ordinary shares, rights and warrants commenced public trading on July 23, 2014.

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low

2013-2014:
Fourth Quarter	10.05	10.00	--	--	--	--	--	--

2014-2015:
First Quarter*	10.05	9.75	9.75	9.10	0.36	0.26	0.24	0.14

*Through October __, 2014

Holders

As of June 30, 2014, there were no holders of record of our units, five holders of record of our ordinary shares, no holders of record of our rights and no holders of record of our warrants. We believe we currently have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities and Use of Proceeds

In February 2014, we issued one ordinary share to Mario Garnero in connection with our formation and then on March 26, 2014, we issued an aggregate of 3,593,749 ordinary shares to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.01 share.

Name	Number of Shares	Relationship to Us
Mario Garnero	3,369,139	Chairman of the Board and Chief Executive Officer
Javier Martin Riva	89,844	Chief Financial Officer, Chief Information Officer, Secretary and Director
Samsão Woiler	44,922	Former Director
Corrrado Clini	44,922	Former Director
Nelson Narciso Filho	44,922	Director

In May 2014, Mr. Woiler transferred his shares to John Tonelli upon Mr. Tonelli’s appointment to the Board. In June 2014, Mr. Clini transferred his shares to Amir Adnani upon Mr. Adnani’s appointment to the Board.

An affiliate of Mario Garnero and EarlyBirdCapital purchased an aggregate of 563,750 Private Placement Units at a price of $10.00 per unit ($5,637,500 in the aggregate) in a private placement that occurred simultaneously with the closing of the initial public offering. Such affiliate and EarlyBirdCapital also purchased from us at a price of $10.00 per unit an additional 70,313 Private Placement Units simultaneously with the exercise of the over-allotment option.

No underwriting discounts or commissions were paid with respect to such sales.

Initial Public Offering – Use of Proceeds

On July 1, 2014, we closed our initial public offering of 12,500,000 units with each unit consisting of one Ordinary Share, one Right to automatically receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial business combination or June 25, 2015. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 563,750 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,637,500. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, our Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

On July 7, 2014, we consummated the closing of an additional 1,875,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $143,750,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the same affiliate of Mario Garnero and EarlyBirdCapital, Inc. purchased an additional 70,313 Private Placement Units at $10.00 per unit for $703,130.

EarlyBirdCapital, Inc. acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-196117). The Securities and Exchange Commission declared the registration statement effective on June 25, 2014.

From the proceeds of the closings, we paid a total of $4,671,875 in underwriting discounts and commissions and $274,528 for other costs and expenses related to our formation, the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and private placements were $145,144,227, of which $144,468,755 was deposited into the trust account and the remaining proceeds of $675,472 were deposited in our operating account. Approximately $275,000 of this amount was used to repay loans and advances from a related party and pay accounts payable, leaving approximately $400,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers during the period February 11, 2014 (inception) to June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

For the period from February 11, 2014 (inception) through June 30, 2014
Loss from operations	$(8,958)
Net loss	$(8,958)
Basic and diluted net loss per ordinary share	$(0.00)

As of June 30, 2014
Cash and cash equivalents	$160
Deferred offering costs	$283,114
Total assets	$283,274
Total liabilities	$267,232
Shareholders’ equity	$16,042

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed on February 11, 2014 as a Cayman Islands exempted company to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although we initially intend to focus on target businesses located in Latin America (with a particular emphasis on Brazil) or Europe operating in the energy (including renewables) and biotechnology industries or target businesses in such industries operating outside of those geographic locations which we believe would benefit from expanding their operations to such locations. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

We consummated our initial public offering on July 1, 2014. All activity from February 11, 2014 through June 30, 2014 related to our formation and our initial public offering. Since July 1, 2014, we have been searching for prospective target businesses to acquire.

Results of Operations

Our entire activity since inception up to June 30, 2014 was in preparation for our initial public offering, which was consummated on July 1, 2014. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from February 11, 2014 (inception) through June 30, 2014, we had net losses of $8,958, which consist of formation and operating costs. We incurred offering costs of $283,114 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $160.

Through June 30, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, in an aggregate amount of $212,500. Following the initial public offering, which resulted in $144,468,755 being placed into the Trust Account, we had approximately $400,000 in cash held outside of the Trust Account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to $4,600,000 (exclusive of any applicable finders’ fees which might become payable) upon consummation of our initial business combination for assisting us in connection therewith. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Prior to the consummation of our initial business combination, we will have available to us the approximately $400,000 of net proceeds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $125,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $300,000. These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or, at the option of the holder, convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or June 25, 2016. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$130,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$20,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$240,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month for up to 24 months); and

•	$110,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

For further details regarding our plan of operations, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated June 25, 2014 incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of this offering, including amounts in the trust account, will be invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period from February 11, 2014 (inception) through June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report by the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from February 11, 2014 (inception) through June 30, 2014 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mario Garnero	76	Chairman of the Board and Chief Executive Officer
Javier Martin Riva	46	Chief Financial Officer, Chief Investment Officer and Director
John Tonelli	49	Director
Amir Adnani	36	Director
Nelson Narciso Filho	58	Director

Mario Garnero has served as our Chairman of the Board and Chief Executive Officer since our inception. We believe Mr. Garnero is well-qualified to serve as a member of the Board due to his business leadership, operational experience and contacts, as well as his diverse activities in Brazil. Mr. Garnero is the Chairman and Founder of the Brasilinvest Group. The Brasilinvest Group is a business organization established in 1975 as a private business enterprise operating along the lines of a classic “banquet d’affaires” or merchant bank. The establishment of the Brasilinvest Group, with activities in energy, alternative energy, real estate, transportation, agriculture, information technology and telecommunications, has over the years attracted direct investments to Brazil of approximately $16 billion, and gathered partners and business associates from 28 different countries, many of which are still minority shareholders of Brasilinvest. Mr. Garnero is also the President of Jurisul — the Interamerican Institute for Juridical Studies on Mercosur, Fórum das Américas — a think-tank group established in 1978 to promote and improve global awareness of environmental issues, and President of the United Nations Association-Brazil, a non-governmental, non-profit organization formed to improve ties between Brazil and the United Nations. Mr. Garnero was formerly the co-non-Executive Chairman of the Board of Green Power Enterprises, Inc., a blank check company formed to complete a business combination with one or more businesses or entities. Due to market conditions, Green Power Enterprises, Inc. never completed its initial public offering and never engaged in any substantive operations. From 1981 to 1991, Mr. Garnero served as Chairman of the Board of NEC do Brasil S/A, a joint-venture between the Brasilinvest Group and the Japanese NEC, telecommunication company specializing in heavy switchboards and mobile phone technology. From 1982 to 1984, Mr. Garnero served as President of the National Confederation of Brazilian Industries (CNI), the representative body from the industrial sector in Brazil, responsible for the first business plan on Ethanol Transportation. During this period a document which contained the signatures of over 800 prominent leaders of the Brazilian economy, all in support of the production of the ethanol empowered automobile was produced by CNI. From 1979 to 1981, Mr. Garnero served as President of the National Association of Automotive Vehicle Manufacturers of Brazil, which included the most important automotive producers in Brazil, such as General Motors, Ford, FIAT and Volkswagen. From 1981 to 1982, Mr. Garnero served as a member of the National Energy Commission of Brazil. From 1978 to 1981, Mr. Garnero served as Chairman of ITT-Standard Electric S/A, former subsidiary of ITT (telecommunications sector) in Brazil acquired by Brasilinvest Group. Mr. Garnero has been the recipient of awards and recognitions such as the Industry Metal of Merit-State of Piaui Federation of Industry Man of the Year from the Brazilian American Chamber of Commerce, New York, and Citizen of Sao Paulo. Mr. Garnero graduated from the Law School of Pontific Catholic University of Sao Paulo. Mr. Garnero is fluent in English, French, Italian, Spanish and Portuguese.

Javier Martin Riva has served as our Chief Financial Officer and Chief Investment Officer since our inception. We believe Mr. Riva is well-qualified to serve as a member of the Board due to his extensive investment experience and his other experience and contacts. From December 2011 to January 2014, Mr. Riva served as an Executive Director of Guggenheim Partners LLC, a privately held global financial services firm with more than $190 billion in assets under management as of December 31, 2013. From June 2009 to December 2011, Mr. Riva served as a Managing Partner and member of the Board of 1OAK Financial Group, an alternative asset manager. From July 2005 to March 2009, Mr. Riva was a Managing Director at Goldman Sachs International, an investment banking firm. From May 2003 to May 2005, Mr. Riva was an Executive Director in the Equities Division of Barclays Capital, a multinational investment bank headquartered in London, United Kingdom. Prior to this, Mr. Riva held several positions with Citigroup, including Director of Equity Derivatives Sales. Mr. Riva graduated from Florida International University and received a Bachelors in International Business Administration.

John Tonelli has served as a Director since May 2014. We believe Mr. Tonelli is well-qualified to serve as a member of the Board due to his specialized expertise in finance and emerging markets. Mr. Tonelli has been the Chief Executive Officer of Advanced Global Investments, Ltd., a private investment-company with holdings in Eastern Europe, the Middle East and Latin America, since 2009. He is also Chairman of Advanced Global Securities, a FINRA registered Broker-Dealer based in New York. Mr. Tonelli has over twenty years of experience in finance, working both as an investment banker and as an attorney. Mr. Tonelli has advised numerous companies and governments on direct investments, securities issuance, privatizations and infrastructure financings. He has been a director of Converse Bank since 2009 and a director of Argo Group International Holdings, Ltd. since 2010. From 2003 to 2009, Mr. Tonelli was a Senior Managing Director with J.P. Morgan & Co., Inc. and Bear Stearns & Co. Inc. where he was Head of International Project Finance and Emerging Markets Structured Finance. From 1999 to 2003, he was CEO of International Venture Partners, LLC, an NASD member broker-dealer specializing in emerging markets. From 1992 to 1999, Mr. Tonelli was an attorney with Cadwalader, Wickersham & Taft where he was head of the Latin American practice group. Mr. Tonelli received a B.A. from Columbia University and a J.D./M.B.A. from Fordham University.

Amir Adnani has served as a Director since June 2014. We believe Mr. Adnani is well-qualified to serve as a member of the Board due to his extensive experience in business development and marketing. Mr. Adnani is a co-founder of Uranium Energy Corp. and has served as President, Chief Executive Officer, Principal Executive Officer and a director of since January 2005. Uranium Energy Corp. is engaged in uranium mining and related activities, including exploration, pre-extraction, extraction and processing, on uranium projects located in the United States and Paraguay. In September 2004, Mr. Adnani founded and was the sole shareholder, a director and President of Blender Media Inc., a Vancouver based company that provides strategic marketing and financial communications services to public companies and investors in mineral exploration, mining, and energy sectors, and served in such capacities until October 2006. In June 2001, Mr. Adnani co-founded, and from June 2001 to September 2004, was a director and officer of Fort Sun Investments Inc., a strategic marketing and financial communications services company for public companies. Mr. Adnani has served as a director and chairman of the board of Brazil Resources Inc., a mining company listed on the TSX-V, since August 2010. Mr. Adnani holds a Bachelor of Science degree from the University of British Columbia.

Nelson Narciso Filho has served as Director since February 2014. We believe Mr. Filho is well-qualified to serve as a member of the Board due to his extensive experience and contacts. Since June 2006, Mr. Filho has served as Director of the ANP, the Brazilian regulatory agency for the oil, natural gas and biofuels industry, since June 2006. From May 2005 to June 2006, Mr. Filho served as Global Director of Halliburton Angola. From January 1995 to February 2005, Mr. Filho served as General Manager in Angola and Brazil for ABB Oil, Gas & Petrochemicals, an engineering, drilling and production equipment company. Mr. Filho studied as a Naval Structures Technician at the Colegio Industrial Henrique Lage, he graduated in Mechanical Engineering from Faculdade de Engenharia Souza Marques and did post graduation studies in Industrial Administration and Economical Engineering at the Federal University of Rio de Janeiro.

Audit Committee

Effective June 25, 2014, we established an audit committee of the board of directors, which consists of John Tonelli, Amir Adnani, and Nelson Narciso Filho, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Tonelli qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective June 25, 2014, we have established a nominating committee of the board of directors, which consists of John Tonelli, Amir Adnani and Nelson Narciso Filho, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

Compensation Committee

Effective as of September 9, 2014, we established a compensation committee of the board of directors, which consists of John Tonelli, Amir Adnani and Nelson Narciso Filho, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to Brasilinvest Group, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2014, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On June 25, 2014, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of this prospectus through the acquisition of a target business, we will pay Brasilinvest Group, an affiliate of Mario Garnero, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Garnero compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 30, 2014, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exercise of Warrants or Rights as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Mario Garnero	3,931,328	(2)	21.1%
Javier Martin Riva	89,844		*
John Tonelli	44,922		*
Amir Adnani	44,922		*
Nelson Narciso Filho	44,922		*
All directors and executive officers as a group (five individuals)	4,155,938		22.3%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 180 Madison Avenue, Suite 2305, New York, New York 10016.

(2)	Includes 562,188 Ordinary Shares held by Garnero Group Holding Company, for which Mr. Garnero has voting and dispositive control over such shares.

All of the insider shares outstanding prior to June 25, 2014 have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $13.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their ordinary shares and the right to receive cash dividends, if declared. If dividends are declared and payable in ordinary shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial shareholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Equity Compensation Plans

As of June 30, 2014, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section entitled “Certain Transactions” contained in our prospectus dated June 25, 2014 incorporated by reference herein.

Director Independence

Currently John Tonelli, Amir Adnani and Nelson Narciso Filho would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the period from February 11, 2014 (inception) through June 30, 2014, fees for our independent registered public accounting firm are $63,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on July 8, 2014, the review of our March 31, 2014 quarterly information on Form 10Q and the audit of our June 30, 2014 Annual Report on Form 10-K.

Audit-Related Fees

During the year ended June 30, 2014, our independent registered public accounting firm did not render audit related services that are not reported as audit fees for the period from February 11, 2014 (inception) through June 30, 2014.

Tax Fees

During the year ended June 30, 2014, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended June 30, 2014, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until June 25, 2015, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*
1.2	Business Combination Marketing Agreement.*
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Ordinary Share Certificate.*
4.3	Specimen Right Certificate.*
4.4	Specimen Warrant Certificate.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.6	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc.*
4.7	Form of Rights Agreement.*
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Company’s officers, directors and shareholders.*
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*
10.4	Form of Letter Agreement between Brasilinvest Group and Registrant regarding administrative support.*
10.5	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders.*
10.6	Subscription Agreement among the Registrant, Graubard Miller and affiliate of Mario Garnero.*
10.7	Subscription Agreement among the Registrant, Graubard Miller and EarlyBirdCapital, Inc.*
14	Form of Code of Ethics.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter.*
99.2	Form of Nominating Committee Charter.*
99.3	Form of Compensation Committee Charter.

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-196117).

GARNERO GROUP ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Garnero Group Acquisition Company

We have audited the accompanying balance sheet of Garnero Group Acquisition Company (the “Company”) as of June 30, 2014, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from February 11, 2014 (inception) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garnero Group Acquisition Company as of June 30, 2014, and the results of its operations and its cash flows for the period from February 11, 2014 (inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, NY
October 14, 2014

Garnero Group Acquisition Company

Balance Sheet
June 30, 2014

Assets

Current Asset - Cash and cash equivalents	$160
Deferred offering costs associated with initial public offering	283,114

Total assets	$283,274

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$54,732
Advances from related party	87,500
Note payable to related party	125,000
Total current liabilities	267,232

Commitments

Shareholders’ Equity:
Ordinary shares, $.0001 par value; 120,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	24,641
Accumulated deficit	(8,958)

Total Shareholders' Equity	16,042

Total Liabilities and Shareholders' Equity	$283,274

The accompanying notes are an integral part of these financial statements.

F-3

Garnero Group Acquisition Company

Statement of Operations
For The Period From February 11, 2014 (Inception) through June 30, 2014

Formation and operating costs	$8,958

Net loss	$(8,958)

Weighted average shares outstanding, basic and diluted	3,593,750

Basic and diluted net loss per ordinary share	$(0.00)

The accompanying notes are an integral part of these financial statements.

Garnero Group Acquisition Company

Statement of Changes in Shareholders' Equity
For The Period From February 11, 2014 (Inception) through June 30, 2014

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Ordinary shares issued to initial shareholders	3,593,750	$359	$24,641	$-	$25,000

Net loss				(8,958)	(8,958)

Balance – June 30, 2014	3,593,750	$359	$24,641	$(8,958)	$16,042

The accompanying notes are an integral part of these financial statements.

Garnero Group Acquisition Company

Statement of Cash Flows
For The Period From February 11, 2014 (Inception) through June 30, 2014

Operating Activities
Net loss	$(8,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Organizational expenses paid by related party	5,000
Changes in operating assets and liabilities:
Accounts payable	3,713

Net Cash Used in Operating Activities	(245)

Financing Activities
Proceeds from note payable to related party	50,000
Proceeds from advances from related party	17,500
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Payment of deferred offering costs	(92,095)

Net Cash Provided by Financing Activities	405

Net increase in cash and cash equivalents	160

Cash and cash equivalents - beginning	0

Cash and cash equivalents - ending	$160

Supplemental disclosure of noncash investing and financing activities:

The Company incurred $51,019 of deferred offering costs which were unpaid as of June 30, 2014 and included in accounts payable.

Deferred offering costs of $140,000 and organizational expenses of $5,000 were paid by a related party of which $75,000 is included in note payable to related party and $70,000 is included in advances from related party.

The accompanying notes are an integral part of these financial statements.

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

At June 30, 2014, the Company had not yet commenced any operations. All activity through June 30, 2014 relates to the Company’s formation and the offering described below. The Company has selected June 30 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 generating gross proceeds of $125,000,000 and net proceeds of $120,372,590 after deducting $4,627,410 of transaction costs, which is discussed in Note 3. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of 563,750 units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the initial shareholders of the Company (“Initial Shareholders”) and the underwriters which is described in Note 4.

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from its Initial Public Offering and loans from a related party. As of September 25, 2014, the Company had approximately $117,000 in its operating account. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements through June 25, 2016 is estimated to be approximately $110,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $300,000. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, be converted into additional Private Units at a price of $10.00 per Private Unit. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 25, 2016.

Note 2 — Significant Accounting Policies

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

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through June 30, 2014, which will be the only period subject to examination upon the filing of required tax returns. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 11, 2014 (inception) through June 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period from February 11, 2014 (inception) through June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915. Adoption had no impact on the Company’s financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 6 — Note Payable and Advances from Related Party

The Company issued a $125,000 principal amount unsecured promissory note to an entity controlled by the Company’s Chief Executive Officer and majority shareholder (“Affiliate”). The note is non-interest bearing and payable on the earlier of (i) February 18, 2015, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. The Company repaid this note in July 2014.

Additionally, the Affiliate advanced the Company $87,500 for payment of certain deferred offering costs. These advances were non-interest bearing and due on demand. The Company repaid these advances in July 2014.

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

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014.

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2014, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 120,000,000 ordinary shares with a par value of $0.0001 per share.

In connection with the organization of the Company, on March 26, 2014, the Sponsors Shares, consisting of a total of 3,593,750 ordinary shares were sold to the Sponsors at a price of approximately $0.01 per share for an aggregate of $25,000.

Note 9 — Unaudited Quarterly Data

The following table presents summarized unaudited quarterly financial data for the period from February 11, 2014 (inception) through March 31, 2014 and the quarter ended June 30, 2014:

	March 31, 2014	June 30, 2014

Total revenues	$-	$-
Operating expenses	$8,723	$235
Net loss	$8,723	$235
Net loss per ordinary share	$0.00	$0.00

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October 2014.

GARNERO GROUP ACQUISITION COMPANY.

By:	/s/ Mario Garnero
Mario Garnero
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mario Garnero	Chairman of the Board and Chief Executive	October 14, 2014
Mario Garnero	Officer (Principal Executive Officer)

/s/ Javier Martin Riva	Chief Financial Officer	October 14, 2014
Javier Martin Riva	(Principal financial and accounting officer) and Director

/s/ John Tonelli	Director	October 14, 2014
John Tonelli

/s/ Amir Adnani	Director	October 14, 2014
Amir Adnani

/s/ Nelson Narciso Filho	Director	October 14, 2014
Nelson Narciso Filho

