Form 10-Q
period 2014-09-30
Garnero Group Acquisition Co
filed 2014-11-20
CIK 1603969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

(55) 1130947970

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of November 14, 2014, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company
Condensed Balance Sheets

	As of
	September 30, 2014	June 30, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$67,375	$160
Prepaid expenses	131,368	-
Total current assets	198,743	160

Restricted cash and cash equivalents held in trust	144,493,884	-

Deferred offering costs	-	283,114

Total assets	$144,692,627	$283,274

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$42,076	$54,732
Advances from related party	-	87,500
Note payable to related party	-	125,000

Total liabilities	42,076	267,232

Commitments

Ordinary shares subject to possible conversion (13,895,577 shares at conversion value)	139,650,549	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized; 4,707,236 shares issued and outstanding (excluding 13,895,577 shares subject to possible conversion) at September 30, 2014 and 3,593,750 shares issued and outstanding at June 30, 2014	471	359
Additional paid-in capital	5,230,425	24,641
Accumulated deficit	(230,894)	(8,958)

Total Shareholders' Equity	5,000,002	16,042

Total Liabilities and Shareholders' Equity	$144,692,627	$283,274

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Operations
For The Three Months Ended September 30, 2014
(Unaudited)

Formation and operating costs
Legal and professional fees	$141,217
General and administrative	75,578
Office expense – related party	30,270
Loss from operations	247,065

Interest income	25,129

Net loss	$(221,936)

Weighted average shares outstanding, basic and diluted (1)	3,696,113

Basic and diluted net loss per ordinary share	$(0.06)

(1)	For the three months ended September 30, 2014, weighted average shares outstanding excluded 13,895,577 shares subject to possible conversion.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Changes in Shareholders' Equity
For The Three Months Ended September 30, 2014
(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance – June 30, 2014	3,593,750	$359	$24,641	$(8,958)	$16,042

Sale of units, net of underwriters’ discounts and offering costs	15,009,063	1,501	144,854,844	-	144,856,345

Sale of unit purchase option	-	-	100	-	100

Net proceeds subject to possible conversion of 13,895,577 shares at conversion value	(13,895,577)	(1,389)	(139,649,160)	-	(139,650,549)

Net loss				(221,936)	(221,936)

Balance – September 30, 2014	4,707,236	$471	$5,230,425	$(230,894)	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Cash Flows
For The Three Months Ended September 30, 2014
(Unaudited)

Operating Activities
Net loss	$(221,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income in restricted cash and cash equivalents held in trust	(25,129)
Changes in operating assets and liabilities:
Prepaid expenses	(131,368)
Accounts payable and accrued expenses	(12,656)

Net Cash Used in Operating Activities	(391,089)

Investing Activities
Purchase of restricted cash and cash equivalents held in trust	(144,468,755)

Net Cash Used in Investing Activities	(144,468,755)

Financing Activities
Proceeds from public offering, net of costs	145,139,559
Repayments of notes payable and advances from related party	(212,500)

Net Cash Provided by Financing Activities	144,927,059

Net increase in cash and cash equivalents	67,215

Cash and cash equivalents - beginning	160

Cash and cash equivalents - ending	$67,375

Supplemental disclosure of noncash investing and financing activities:

$283,114 of deferred offering costs was recorded to additional paid-in capital upon completion of the Company’s public offering.

$139,650,549 of proceeds from the Company’s public offering was recorded as ordinary shares subject to possible conversion.

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

At September 30, 2014, the Company had not yet commenced any operations. All activity through September 30, 2014 relates to the Company’s formation, the offering described below and identification and due diligence related to a potential target business. The Company has selected June 30 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 generating gross proceeds of $125,000,000 and net proceeds of $120,375,090 after deducting $4,624,910 of transaction costs, which is discussed in Note 3. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of 563,750 units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the initial shareholders of the Company (“Initial Shareholders”) and the underwriters which is described in Note 4.

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

Following the closing of the Overallotment on July 7, 2014, an amount of $144,468,755 (or $10.05 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units was placed in a trust account (“Trust Account”) and was invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. The $144,468,755 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (ii) interest income on the funds held in the Trust Account of up to $500,000 after payment of taxes can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

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

The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide shareholders who acquired ordinary shares in the Offering (“Public Shareholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon the close of such Business Combination and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. The Initial Shareholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to the shares they hold and the Private Units.

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

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share liquidation price of ordinary shares will be $10.05. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share liquidation price may be less than $10.05.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from its Initial Public Offering and loans from a related party. As of September 30, 2014, the Company had approximately $67,000 in its operating account. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements through June 25, 2016 is estimated to be approximately $125,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $600,000, of which $80,000 was loaned to the Company in October 2014. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, be converted into additional Private Units at a price of $10.00 per Private Unit. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from inception (February 11, 2014) through June 30, 2014, filed with the SEC on October 14, 2014.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2014, cash and cash equivalents held in the Trust Account consisted of $125,649,974 in United States Treasury Bills with an original maturity of three months or less and $18,843,910 in cash. At September 30, 2014, there was $25,129 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2014, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption of 13,895,577 shares at September 30, 2014 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants and rights included in the units sold in the Offering to acquire 9,005,438 ordinary shares and (ii) 1,250,000 ordinary shares and warrants and rights to acquire 750,000 ordinary shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and automatic conversion of the rights are contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through September 30, 2014, which will be the only period subject to examination upon the filing of required tax returns. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended September 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events

Share Purchase Agreement

On October 30, 2014, the Company entered into a Share Purchase Agreement (the “SPA”) by and among the Company, WISeKey SA, a Swiss company (“WISeKey”), WISeTrust SA, a Swiss company (“WISeTrust”), certain shareholders of WISeKey (the “Shareholders”), and certain option holders of WISeKey (the “Optionholders” and together with WISeTrust and the Shareholders, collectively, the “Sellers”). Simultaneously with the execution of the SPA, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, WISeKey and WISeTrust.

WISeKey is a digital information security company. Headquartered in Geneva, Switzerland, WISeKey presides over physical infrastructures, mobile networks, and the Web to ensure secure communications, exclusive relationships, protected identities, and authenticated transactions. As a fully-autonomous and independent organization, WISeKey creates protected and trusted digital identities for individuals, groups, organizations and communities around the world. Since its inception in 1999, WISeKey has enabled public and private organizations to identify individuals and assets and engage in safe, secure and confidential electronic communications and transactions.

Pursuant to the SPA, the Company will acquire from the Sellers approximately 70% of the common shares of WISeKey. Additionally, pursuant to the SPA, promptly after signing, the Company caused to be submitted to the holders of the remaining WISeKey common shares irrevocable and binding offers (“Tender Offers”) to purchase such common shares from them simultaneously with the consummation of the transactions contemplated by the SPA and APA. Holders of approximately 23% of the remaining WISeKey common shares accepted this offer. Simultaneously with the Tender Offers, WISeKey engaged in a rights offering of its securities to its shareholders (“Rights Offer”) raising an aggregate of approximately $1.4 million. The purchasers of the securities sold in the Rights Offer have committed to sell such securities to the Company simultaneously with the consummation of the SPA. As a result of the foregoing, upon consummation of the transactions, the Company will be acquiring approximately 93% of the outstanding and to be issued WISeKey common shares for an aggregate of 13,436,055 ordinary shares, par value $0.0001 per share (“GGAC Ordinary Shares”), of the Company, subject to adjustment upon certain events.

Pursuant to the APA, the Company will acquire from WISeKey and WISeTrust all of the equity interests in WISeKey USA Inc. and certain rights and assets owned by WISeTrust related to the operations of WISeKey USA in exchange for an aggregate of Fifteen Million Dollars ($15,000,000) in cash and an aggregate of 1,026,323 GGAC Ordinary Shares.

Upon the consummation of the business combination, assuming approval of the Company’s shareholders at a Special Meeting to be held, the Company will change its name to “WISeKey International, Inc.”

The business combination is expected to be consummated in the first quarter of 2015 after the required approval by the shareholders of the Company and the fulfillment of certain other conditions, all as described in the SPA and APA.

The SPA and APA are subjust to certain conditions of closing and may be terminated under certain conditions as defined in the agreements.

Shareholder Commitment

On October 10, 2014 and November 19, 2014, the Company’s Chief Executive Officer, Mario Garnero, executed two separate commitment letters to provide loans to the Company of up to an aggregate of $600,000, of which $80,000 was loaned to the Company in October. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, be converted into additional Private Units at a price of $10.00 per Private Unit.

Subsequent Events Evaluation

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

On July 1, 2014, the underwriters exercised their full over-allotment option to the extent of 1,875,000 units and on July 7, 2014, the Company consummated the closing of the Overallotment. The 1,875,000 units sold pursuant to the Overallotment were sold at an offering price of $10.00 per Unit.

The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $21.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. In the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.

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

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $4,175,000 (or $3.34 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.70 % and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

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

Note 5 — Commitments and Contingencies

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

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During the three months ended September 30, 2014, the Company incurred $30,270 for such rent and services, which is reflected in the Statement of Operations as Office expense – related party. Additionally, at September 30, 2014, the Company prepaid $22,201 to the related party which amount is included in Prepaid expenses in the Balance Sheet.

Additionally, the Company occupies office space in Miami, Florida pursuant to a month-to-month lease for approximately $1,500 per month.

Note 6 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2014, there are no preferred shares issued or outstanding.

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

On October 30, 2014, we entered into a Share Purchase Agreement (the “SPA”) with WISeKey SA, a Swiss company (“WISeKey”), WISeTrust SA, a Swiss company (“WISeTrust”), certain shareholders of WISeKey (the “Shareholders”), and certain option holders of WISeKey (the “Optionholders” and together with WISeTrust and the Shareholders, collectively, the “Sellers”). Simultaneously with the execution of the SPA, we entered into an Asset Purchase Agreement (the “APA”) with WISeKey and WISeTrust.

WISeKey is a digital information security company. Headquartered in Geneva, Switzerland, WISeKey presides over physical infrastructures, mobile networks, and the Web to ensure secure communications, exclusive relationships, protected identities, and authenticated transactions. As a fullyautonomous and independent organization, WISeKey creates protected and trusted digital identities for individuals, groups, organizations and communities around the world. Since its inception in 1999, WISeKey has enabled public and private organizations to identify individuals and assets and engage in safe, secure and confidential electronic communications and transactions.

Pursuant to the SPA, we will acquire from the Sellers approximately 70% of the common shares of WISeKey. Additionally, pursuant to the SPA, promptly after signing, we caused to be submitted to the holders of the remaining WISeKey common shares irrevocable and binding offers (“Tender Offers”) to purchase such common shares from them simultaneously with the consummation of the transactions contemplated by the SPA and APA. Holders of approximately 23% of the remaining WISeKey common shares accepted this offer. Simultaneously with the Tender Offers, WISeKey engaged in a rights offering of its securities to its shareholders (“Rights Offer”) raising an aggregate of approximately $1.4 million. The purchasers of the securities sold in the Rights Offer have committed to sell such securities to us simultaneously with the consummation of the SPA. As a result of the foregoing, upon consummation of the transactions, we will be acquiring approximately 93% of the outstanding and to be issued WISeKey common shares for an aggregate of 13,436,055 ordinary shares of our company, subject to adjustment upon certain events.

Pursuant to the APA, we will acquire from WISeKey and WISeTrust all of the equity interests in WISeKey USA Inc. and certain rights and assets owned by WISeTrust related to the operations of WISeKey USA in exchange for an aggregate of Fifteen Million Dollars ($15,000,000) in cash and an aggregate of 1,026,323 GGAC ordinary shares of our company.

Upon the consummation of the business combination, assuming approval of our shareholders at a Special Meeting to be held, we will change our name to “WISeKey International, Inc.”

The transactions are expected to be consummated in the first quarter of 2015 after the required approval by our shareholders and the fulfillment of certain other conditions, all as described herein and in the SPA and APA. There is no assurance that the transactions will be consummated.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2014, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Offering on July 1, 2014 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2014, we had net losses of $221,936, which consisted of operating expenses of $247,065 offset by interest income from our Trust Account of $25,129. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no revenues.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $67,375.

Through September 30, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, in an aggregate amount of $212,500, and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the Trust Account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to $4,600,000 (exclusive of any applicable finders’ fees which might become payable) upon consummation of our initial business combination for assisting us in connection therewith. To the extent that our capital stock is used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Prior to the consummation of our initial business combination, we will have available to us in addition to the $67,375 in our operating account at September 30, 2014, the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, which we anticipate will be approximately $125,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $600,000, of which he has already loaned us $80,000 in October 2014. These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or, at the option of the holder, convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$430,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$20,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$140,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$120,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month); and

•	$20,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years
Fee payable to Brasilinvest International LLC for office space and general and administrative services as of September 30, 2014	$210,000	$120,000	$90,000
TOTAL	$210,000	$120,000	$90,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In February 2014, the Company issued an aggregate of 3,593,750 ordinary shares to Mario Garnero for an aggregate purchase price of $25,000, or approximately $0.01 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

Also on July 1, 2014, EarlyBirdCapital, Inc. notified us that it exercised its over-allotment option to the full extent to purchase an additional 1,875,000 Units. On July 7, 2014, we consummated the closing of the over-allotment option. The units sold pursuant to the over-allotment option were sold at an offering price of $10.00 per Unit, generating gross proceeds of $18,750,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the same affiliate of Mario Garnero and EarlyBirdCapital, Inc. purchased an additional 70,313 units at $10.00 per unit for $703,130. Of the gross proceeds of the units sold pursuant to the over-allotment option and the additional 70,313 private units, $18,843,755 was placed in trust, for a total of $144,468,755 placed in trust, or approximately $10.05 per share sold in the initial public offering.

From the proceeds of the closings, we paid a total of $4,671,875 in underwriting discounts and commissions and $274,528 for other costs and expenses related to our formation and the Offering.

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

Date:  November 19, 2014

