Form 10-Q
period 2014-12-31
Garnero Group Acquisition Co
filed 2015-02-23
CIK 1603969

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒ No ☐

As of February 23, 2015, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company

Condensed Balance Sheets

	As of
	December 31, 2014	June 30, 2014
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$327	$160
Prepaid expenses	84,138	-
Total current assets	84,465	160
Restricted cash and cash equivalents held in trust	144,468,755	-
Deferred offering costs	-	283,114

Total assets	$144,553,220	$283,274

Liabilities and Shareholders' Equity

Current Liabilities:

Accounts payable and accrued expenses	$113,509	$54,732
Advances from related party	385,076	87,500
Note payable to related party	-	125,000

Total liabilities	498,585	267,232

Commitments

Ordinary shares subject to possible conversion (13,836,282 shares at conversion value)	139,054,634	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized; 4,766,531 shares issued and outstanding (excluding 13,836,282 shares subject to possible conversion) at December 31, 2014 and 3,593,750 shares issued and outstanding at June 30, 2014	477	359
Additional paid-in capital	5,826,334	24,641
Accumulated deficit	(826,810)	(8,958)

Total Shareholders' Equity	5,000,001	16,042

Total Liabilities and Shareholders' Equity	$144,553,220	$283,274

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Operations

For The Three and Six Months Ended December 31, 2014

(Unaudited)

	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014

Formation and operating costs
Legal and professional fees	$483,636	$624,853
General and administrative	87,577	163,155
Office expense – related party	29,730	60,000
Loss from operations	(600,943)	(848,008)

Interest income	5,027	30,156

Net loss	$(595,916)	$(817,852)

Weighted average shares outstanding, basic and diluted (1)	4,766,531	3,775,014

Basic and diluted net loss per ordinary share	$(0.13)	$(0.22)

(1)	For the three and six months ended December 31, 2014, weighted average shares outstanding excluded 13,836,282 shares subject to possible conversion.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Changes in Shareholders' Equity

For The Six Months Ended December 31, 2014

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance – June 30, 2014	3,593,750	$359	$24,641	$(8,958)	$16,042

Sale of units, net of underwriters’ discounts and offering costs	15,009,063	1,501	144,854,844	-	144,856,345

Sale of unit purchase option	-	-	100	-	100
Net proceeds subject to possible conversion of 13,836,282 shares at conversion value	(13,836,282)	(1,383)	(139,053,251)	-	(139,054,634)

Net loss	-	-	-	(817,852)	(817,852)

Balance – December 31, 2014	4,766,531	$477	$5,826,334	$(826,810)	$5,000,001

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Statement of Cash Flows

For The Six Months Ended December 31, 2014

(Unaudited)

Operating Activities
Net loss	$(817,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	215,096
Changes in operating assets and liabilities:
Prepaid expenses	(84,138)
Accounts payable and accrued expenses	58,777

Net Cash Used in Operating Activities	(628,117)

Investing Activities
Purchase of restricted cash and cash equivalents held in trust	(144,468,755)

Net Cash Used in Investing Activities	(144,468,755)

Financing Activities
Proceeds from public offering, net of costs	145,139,559
Repayments of notes payable and advances from related party	(212,500)
Advances from related party	169,980

Net Cash Provided by Financing Activities	145,097,039

Net increase in cash and cash equivalents	167

Cash and cash equivalents - beginning	160

Cash and cash equivalents - ending	$327

Supplemental disclosure of noncash investing and financing activities:

$283,114 of deferred offering costs was recorded to additional paid-in capital upon completion of the Company’s public offering.

$139,054,634 of proceeds from the Company’s public offering was recorded as ordinary shares subject to possible conversion.

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

All activity through December 31, 2014 relates to the Company’s formation, the offering described below and identification and due diligence related to a potential target business. The Company has selected June 30 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 generating gross proceeds of $125,000,000 and net proceeds of $120,375,090 after deducting $4,624,910 of transaction costs, which is discussed in Note 6. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of 563,750 units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the initial shareholders of the Company (“Initial Shareholders”) and the underwriters which is described in Note 7.

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

The Company, after signing a definitive agreement for the acquisition of a target business (see Note 3), is required to provide shareholders who acquired ordinary shares in the Offering (“Public Shareholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon the close of such Business Combination and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. The Initial Shareholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to the shares they hold and the Private Units.

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his ordinary shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights (discussed in Note 6 – Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company does not consummate a Business Combination by June 25, 2016, it will trigger the Company’s automatic winding up, dissolution and liquidation. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Shareholders and the holders of Private Units will not participate in any distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from its Initial Public Offering and loans from a related party. As of December 31, 2014, the Company had approximately $300 in its operating account. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements from January 1, 2015 through June 25, 2016 is estimated to be approximately $80,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $720,000, of which $385,076 was loaned to the Company through December 31, 2014. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, be converted into additional Private Units at a price of $10.00 per Private Unit. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from inception (February 11, 2014) through June 30, 2014, filed with the SEC on October 14, 2014.

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

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2014, cash and cash equivalents held in the Trust Account consisted of $144,468,755 in cash.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2014, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption of 13,836,282 shares at December 31, 2014 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants and rights included in the units sold in the Offering to acquire 9,005,438 ordinary shares and (ii) 1,250,000 ordinary shares and warrants and rights to acquire 750,000 ordinary shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and automatic conversion of the rights are contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through December 31, 2014, which will be the only period subject to examination upon the filing of required tax returns. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three and six months ended December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 3 —  Share Purchase Agreement

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

Pursuant to the SPA, the Company will acquire from the Sellers approximately 70% of the common shares of WISeKey for an aggregate of 10,035,970 ordinary shares, par value $0.0001 per share (“GGAC Ordinary Shares”), of the Company, subject to adjustment upon certain events. Additionally, pursuant to the SPA, promptly after signing, the Company caused to be submitted to the holders of the remaining WISeKey common shares irrevocable and binding offers (“Tender Offers”) to purchase such common shares from them simultaneously with the consummation of the transactions contemplated by the SPA and APA. Holders of approximately 23% of the remaining WISeKey common shares accepted this offer. Simultaneously with the Tender Offers, WISeKey engaged in a rights offering of its securities to the Shareholders (“Rights Offer”) raising an aggregate of approximately $1.4 million. The purchasers of the securities sold in the Rights Offer have committed to sell such securities to the Company simultaneously with the consummation of the SPA.

As a result of the foregoing, upon consummation of the transactions, the Company will be acquiring approximately 93% of the outstanding and to be issued WISeKey common shares for an aggregate of 13,436,055 ordinary shares, par value $0.0001 per share, of the Company, subject to adjustment upon certain events.

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

The SPA and APA are subject to certain conditions of closing and may be terminated on or after February 27, 2015 under certain conditions as defined in the agreements. There is no assurance that the transactions will be completed.

Note 4 —  Shareholder Commitment

On October 10, 2014, November 19, 2014 and February 16, 2015, the Company’s Chief Executive Officer, Mario Garnero, executed three separate commitment letters to provide loans to the Company of up to an aggregate of $720,000, of which $385,076 was loaned to the Company through December 31, 2014. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, be converted into additional Private Units at a price of $10.00 per Private Unit.

Note 5 —  Subsequent Events Evaluation

The Company evaluates events that have occurred after the balance sheet date through the date which these financial statements were issued.

Note 6 — Initial Public Offering

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

The Company paid the underwriters in the Offering an underwriting discount of 3.25% ($4,671,875) comprised of $4,062,500 of the $125,000,000 of proceeds from the Initial Public Offering and $609,375 of the $18,750,000 of proceeds from the Overallotment. The Company also issued, for $100, a unit purchase option to purchase up to a total of 1,250,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $12,500,000) commencing on the later of the consummation of a Business Combination and June 25, 2015. The unit purchase option expires June 25, 2019. The units issuable upon exercise of this option are identical to the Units in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 1,375,000 ordinary shares (which includes 125,000 ordinary shares to be issued for the rights included in the units) and 1,250,000 Warrants to purchase 625,000 ordinary shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from June 25, 2014, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $4,175,000 (or $3.34 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.70% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Note 7 — Private Units

Simultaneously with the Initial Public Offering, an affiliate of one of the Initial Shareholders of the Company and the underwriters purchased an aggregate of 563,750 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $5,637,500) from the Company. In a private sale that took place simultaneously with the consummation of the Overallotment, an affiliate of one of the Initial Shareholders of the Company and the underwriters purchased an additional 70,313 Private Units at $10.00 per Private Unit for an aggregate purchase price of $703,130. All of the proceeds received from these purchases were placed in the Trust Account.

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

Note 8 — Commitments and Contingencies

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

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During the three and six months ended December 31, 2014, the Company incurred approximately $30,000 and $60,000, respectively for such rent and services, which is reflected in the Statement of Operations as Office expense – related party. Additionally, at December 31, 2014, the Company prepaid $22,471 to the related party which amount is included in Prepaid expenses in the Balance Sheet.

Note 9 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2014, there are no preferred shares issued or outstanding.

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

WISeKey is a digital information security company. Headquartered in Geneva, Switzerland, WISeKey presides over physical infrastructures, mobile networks, and the Web to ensure secure communications, exclusive relationships, protected identities, and authenticated transactions. As a fully autonomous and independent organization, WISeKey creates protected and trusted digital identities for individuals, groups, organizations and communities around the world. Since its inception in 1999, WISeKey has enabled public and private organizations to identify individuals and assets and engage in safe, secure and confidential electronic communications and transactions.

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

The SPA and APA are subject to certain conditions of closing and may be terminated on or after February 27, 2015 under certain conditions as defined in the agreements. There is no assurance that the transactions will be consummated.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2014, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Offering on July 1, 2014 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended December 31, 2014, we had net losses of $817,852, which consisted of operating expenses of $848,008 offset by interest income from our Trust Account of $30,156. For the three months ended December 31, 2014, we had net losses of $595,916, which consisted of operating expenses of $600,943 offset by interest income from our Trust Account of $5,027. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $327.

Through December 31, 2014, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, $30,000 of interest earned on the Trust Account which was transferred to our operating account, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, in an aggregate amount of $382,480 (of which $212,500 was repaid with proceeds of the Offering), loans and advances from other entities controlled by our chief executive officer in an aggregate amount of $215,096, and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the Trust Account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

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

Prior to the consummation of our initial business combination, we will have available to us in addition to the $327 in our operating account at December 31, 2014, the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, which we anticipate will be approximately $80,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $720,000, of which he has already loaned us approximately $385,000 through December 31, 2014. These loans will be evidenced by notes and would either be repaid upon the consummation of a business combination or, at the option of the holder, convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that our uses of cash for the next twelve months will be approximately:

•	$114,000 to pay accounts payable existing at December 31, 2014

•	$90,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$120,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month); and

•	$10,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Brasilinvest International LLC for office space and general and administrative services as of December 31, 2014	$180,000	$120,000	$60,000

TOTAL	$180,000	$120,000	$60,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  February 23, 2015

