Form 10-Q
period 2015-03-31
Garnero Group Acquisition Co
filed 2015-05-19
CIK 1603969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

As of May 15, 2015, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company

Condensed Balance Sheets

	As of
	March 31, 2015 (unaudited)	June 30, 2014
Assets

Current assets:
Cash and cash equivalents	$20,397	$160
Prepaid expenses	71,138	-
Total current assets	91,535	160
Restricted cash and cash equivalents held in trust	144,468,755	-
Deferred offering costs	-	283,114

Total assets	$144,560,290	$283,274

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$126,485	$54,732
Advances from related party	542,903	87,500
Note payable to related party	-	125,000

Total liabilities	669,388	267,232

Commitments
Ordinary shares subject to possible conversion (13,819,990 shares at conversion value)	138,890,900	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized; 4,782,823 shares issued and outstanding (excluding 13,819,990 shares subject to possible conversion) at March 31, 2015 and 3,593,750 shares issued and outstanding at June 30, 2014	478	359
Additional paid-in capital	5,990,067	24,641
Accumulated deficit	(990,543)	(8,958)

Total Shareholders' Equity	5,000,002	16,042

Total Liabilities and Shareholders' Equity	$144,560,290	$283,274

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Operations

 (Unaudited)

	For the Three Months Ended March 31, 2015	For the Nine Months Ended March 31, 2015	For the period from February 11, 2014 (Inception) through March 31, 2014

Formation and operating costs
Legal and professional fees	$74,443	$699,296	$-
General and administrative	59,290	222,445	8,723
Office expense – related party	30,000	90,000	-
Loss from operations	(163,733)	(1,011,741)	(8,723)

Interest income	-	30,156	-

Net loss	$(163,733)	$(981,585)	$(8,723)

Weighted average shares outstanding, basic and diluted (1)	4,766,712	4,710,700	3,593,750

Basic and diluted net loss per ordinary share	$(0.03)	$(0.21)	$(0.00)

(1)	For the three and nine months ended March 31, 2015, weighted average shares outstanding excluded 13,819,990 shares subject to possible conversion.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statement of Changes in Shareholders' Equity

For The Nine Months Ended March 31, 2015

(Unaudited)

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance – June 30, 2014	3,593,750	$359	$24,641	$(8,958)	$16,042

Sale of units, net of underwriters’ discounts and offering costs	15,009,063	1,501	144,854,844	-	144,856,345

Sale of unit purchase option	-	-	100	-	100
Net proceeds subject to possible conversion of 13,819,990 shares at conversion value	(13,819,990)	(1,382)	(138,889,518)	-	(138,890,900)

Net loss				(981,585)	(981,585)

Balance – March 31, 2014	4,782,823	$478	$5,990,067	$(990,543)	$5,000,002

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Cash Flows

 (Unaudited)

	For The Nine Months Ended March 31, 2015	For the period from February 11, 2014 (Inception) through March 31, 2014
Operating Activities
Net loss	$(981,585)	$(8,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	303,923	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(71,138)	-
Accounts payable and accrued expenses	71,753	3,713

Net Cash Used in Operating Activities	(677,047)	(10)

Investing Activities
Purchase of restricted cash and cash equivalents held in trust	(144,468,755)	-

Net Cash Used in Investing Activities	(144,468,755)	-

Financing Activities
Proceeds from public offering, net of costs	145,139,559	-
Repayments of notes payable and advances from related party	(212,500)	-
Advances from related party	238,980	50,000
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000

Net Cash Provided by Financing Activities	145,166,039	75,000

Net increase in cash and cash equivalents	20,237	74,990

Cash and cash equivalents - beginning	160	-

Cash and cash equivalents - ending	$20,397	$74,990

Supplemental disclosure of noncash investing and financing activities:

Nine Months Ended March 31, 2015

$283,114 of deferred offering costs was reclassified to additional paid-in capital upon completion of the Company’s public offering.

$138,890,900 of proceeds from the Company’s public offering was recorded as ordinary shares subject to possible conversion.

Period from February 11, 2014 (Inception) through March 31, 2014

$6,519 of deferred offering costs were unpaid at March 31, 2014 and included in accounts payable.

Deferred offering costs of $70,000 and organizational expenses of $5,000 were paid by a related party and included in note payable to related party.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

Garnero Group Acquisition Company (the “Company”) was incorporated in the Cayman Islands on February 11, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region of the world although the Company is currently focusing on target businesses located in Latin America or Europe operating in the energy (including renewables) and biotechnology industries or target businesses in such industries operating outside of those geographic locations which the Company believes would benefit from expanding their operations to such locations.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

All activity through March 31, 2015 relates to the Company’s formation, issuance of ordinary shares to the initial shareholders of the Company (“Initial Shareholders”),the offering described below and identification and due diligence related to a potential target business. The Company has selected June 30 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 generating gross proceeds of $125,000,000 and net proceeds of $120,375,090 after deducting $4,624,910 of transaction costs, which is discussed in Note 6. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of 563,750 units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the Initial Shareholders and the underwriters which is described in Note 7.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

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

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his ordinary shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights and Warrants (discussed in Note 6 – Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from the Offering and loans from a related party. As of March 31, 2015, the Company had approximately $20,000 in its operating account. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements from April 1, 2015 through June 25, 2016 is estimated to be approximately $68,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $920,000, of which $542,903 was loaned to the Company through March 31, 2015. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or twelve months from the balance sheet date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from inception (February 11, 2014) through June 30, 2014, filed with the SEC on October 14, 2014.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

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

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2015, cash and cash equivalents held in the Trust Account consisted of $144,468,755 in cash.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption of 13,819,990 shares at March 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants and rights included in the units sold in the Offering to acquire 9,005,438 ordinary shares and (ii) 1,250,000 ordinary shares and warrants and rights to acquire 750,000 ordinary shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and automatic conversion of the rights are contingent on the occurrence of future events.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through March 31, 2015, which will be the only period subject to examination upon the filing of required tax returns. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three and nine months ended March 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

Note 3 —  Share Purchase Agreement

On October 30, 2014, the Company entered into a Share Purchase Agreement (the “SPA”) by and among the Company, WISeKey SA, a Swiss company (“WISeKey”), WISeTrust SA, a Swiss company (“WISeTrust”), and certain shareholders and option holders of WISeKey. Simultaneously with the execution of the SPA, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, WISeKey and WISeTrust. On February 26, 2015, the parties mutually agreed to terminate the SPA and the APA.

Note 4 —  Shareholder Commitment

On October 10, 2014, November 19, 2014, February 16, 2015 and May 15, 2015, the Company’s Chief Executive Officer, Mario Garnero, executed three separate commitment letters to provide loans to the Company of up to an aggregate of $920,000, of which $542,903 was loaned to the Company through March 31, 2015. These loans are and will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During the three and nine months ended March 31, 2015, the Company incurred approximately $30,000 and $90,000, respectively for such rent and services, which is reflected in the Statement of Operations as Office expense – related party. Additionally, at March 31, 2015, the Company prepaid $22,471 to the related party which amount is included in Prepaid expenses in the Balance Sheet.

Note 9 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2015, there are no preferred shares issued or outstanding.

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

On October 30, 2014, we entered into a Share Purchase Agreement (the “SPA”) with WISeKey SA, a Swiss company (“WISeKey”), WISeTrust SA, a Swiss company (“WISeTrust”), and certain shareholders and option holders of WISeKey. Simultaneously with the execution of the SPA, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, WISeKey and WISeTrust. On February 26, 2015, the parties mutually agreed to terminate the SPA and the APA. The Company is now in the process of searching for an alternative business combination to consummate.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the nine months ended March 31, 2015, we had net losses of $981,585, which consisted of operating expenses of $1,011,741 offset by interest income from our Trust Account of $30,156. For the three months ended March 31, 2015, we had net losses of $163,733, which consisted of operating expenses. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

For the period from February 11, 2014 (inception) through March 31, 2014, we had net losses of $8,723, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $20,397.

Through March 31, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, approximately $30,000 of interest earned on the Trust Account which was transferred to our operating account, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, and other entities controlled by our chief executive officer in an aggregate amount of $755,403 (of which $212,500 was repaid with proceeds of the Offering), and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the Trust Account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

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

Prior to the consummation of our initial business combination, we will have available to us in addition to the $20,397 in our operating account at March 31, 2015, the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements from April 1, 2015 through March 31, 2016, which we anticipate will be approximately $52,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $920,000, of which he has already loaned us approximately $543,000 through March 31, 2015. These loans are and will be evidenced by notes and would either be repaid upon the consummation of a business combination or, at the option of the holder, up to $500,000 may be convertible into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or twelve months from the balance sheet date. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that our uses of cash for the next twelve months will be approximately:

●	$126,000 to pay accounts payable existing at March 31, 2015

●	$90,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$108,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month less approximately $12,000 prepaid at March 31, 2015); and

●	$10,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Brasilinvest International LLC for office space and general and administrative services as of March 31, 2015	$150,000	$120,000	$30,000

TOTAL	$180,000	$120,000	$60,000

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 19, 2015