Form 10-K
period 2015-06-30
Garnero Group Acquisition Co
filed 2015-09-29
CIK 1603969

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 001-36482

GARNERO GROUP ACQUISITION COMPANY

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of December 31, 2014, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $137,281,250 (based on a closing price of $9.55 per share on such date).

As of September 29, 2015, there were 18,602,813 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Overview

Garnero Group Acquisition Company (the “Company” or “we”, “us” or “our”) is a blank check company formed on February 11, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses.

Initial Public Offering

On July 1, 2014, we closed our initial public offering of 12,500,000 units with each unit consisting of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to receive one-tenth of one Ordinary Share upon consummation of an initial business combination and one warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the later of our completion of an initial business combination or June 25, 2015. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 563,750 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,637,500. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, our Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and private placements were $145,144,227, of which $144,468,755 was deposited into the trust account and the remaining proceeds of $675,472 were deposited in our operating account. Approximately $275,000 of this amounts was used to repay loans and advances from a related party and pay accounts payable, leaving approximately $400,000 available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2015, we have used all of the net proceeds that were not deposited into the trust fund and have borrowed approximately $726,000 from related parties to provide for the above mentioned expenses. As of June 30, 2015, there was $144,551,737 held in the trust account.

Investment Agreement

On August 26, 2015, we entered into an Investment Agreement (the “Investment Agreement”) with Q1 Comercial de Roupas S.A., a Brazilian company (“Colombo”), Alvaro Jabur Maluf Junior and Paulo Jabur Maluf (the “Controlling Persons”) and the persons listed under the caption “Optionholder” on the signature pages thereto (the “Optionholders”).

Headquartered in São Paulo, Colombo is one of Brazil’s leading retailers focusing on menswear, with over 400 stores throughout the country. Colombo has recently diversified from formalwear into smart casual clothes and has strengthened its online presence to become, according to Exame Magazine, one of the three most valuable brands within the Brazilian apparel retail sector.

Pursuant to the Investment Agreement, (A) the Controlling Persons will contribute all of the issued and outstanding ordinary shares of Colombo (the “Outstanding Shares”) to us (the “Share Contribution”) and will receive in consideration an aggregate of 5,460,000 newly issued Ordinary Shares and (B) the Optionholders will exercise certain options held by them, will contribute the underlying ordinary shares of Colombo to us (the “Option Contribution,” and together with the Share Contribution, the “Equity Contributions”), and will receive in consideration an aggregate of 540,000 newly issued Ordinary Shares. The number of Ordinary Shares to be received by the Controlling Persons and the Optionholders is subject to the EBITDA Adjustment as described in Item 7 below. In addition, at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and immediately after the completion of the Equity Contributions, we will contribute to Colombo, as a capital increase, an aggregate of R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) in cash (the “Capital Contribution,” and together with the Equity Contributions, the “Contributions”), which amount shall be used by Colombo to immediately repay certain indebtedness of Colombo and to release certain liens on the Outstanding Shares.

In connection with the transactions contemplated by the Investment Agreement, the Company and Colombo will use their commercially reasonable best efforts to consummate, simultaneously with the Closing, a private placement of up to US$100,000,000 of equity securities, or securities exercisable or exchangeable for, or convertible into, equity securities, of the Company (the “Private Placement”), with the assistance of a syndicate of financial institutions that have been identified and agreed to by the Company and Colombo. In addition, the Controlling Persons have committed to use their commercially reasonable best efforts to purchase, directly or indirectly, at least US$30,000,000 of the Company’s Ordinary Shares in the open market. To the extent the Controlling Persons make less than US$30,000,000 in open market purchases, the Controlling Persons, directly or indirectly, will purchase an amount of securities in the Private Placement equal to such deficiency.

If the Contributions are consummated, Colombo will become a wholly-owned subsidiary of ours, we will change our name to “Garnero Colombo Inc.” and the former stockholders and management of Colombo will own approximately 25% of the outstanding Ordinary Shares (assuming no holder of Ordinary Shares exercises his redemption rights as set forth in our charter documents and the Controlling Persons make the full US$30 million of open market purchases and/or purchases in the Private Placement).

The Contributions are expected to be consummated in the fourth quarter of 2015, assuming the required approval of the Company’s shareholders is obtained and certain other conditions, as described herein and in the Investment Agreement, are satisfied or waived.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete the business combination with Colombo or another target business.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. Our board of directors determined that this test was met in connection with its business combination with Colombo.

Shareholder Approval of Business Combination

In connection with the business combination with Colombo (or any other proposed business combination, if the Contributions are not completed), we will seek shareholder approval of such business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. In such event, the conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as repurchases. The amount in the trust account is anticipated to be approximately $10.05 per share.

We will consummate the business combination with Colombo (or any other proposed business combination, if the Contributions are not completed) only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. In addition, we will need sufficient cash in order to pay transaction costs and R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) as a Capital Contribution to Colombo at the Closing of the transactions contemplated by the Investment Agreement. We cannot assure you that we will have sufficient cash to pay the required costs to consummate the transactions contemplated by the Investment Agreement. As a result, we may not be able to consummate the business combination with Colombo and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until June 25, 2016 in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination and (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity.

Conversion Rights

At the meeting called to approve the business combination with Colombo (or any other proposed business combination, if the Contributions are not complete), public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. In such event, the conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as repurchases. A holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 30% or more of the ordinary shares sold in our initial public offering. Accordingly, all shares in excess of 30% of the shares sold in our initial public offering held by a holder will not be converted to cash. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve the business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to convert no more than 30% of the ordinary shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders have waived conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. EarlyBirdCapital has waived conversion rights with respect to the shares included in the Private Placement Units, or “private shares.”

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Once the shares are converted by the beneficial holder, and effectively repurchased by us under Cayman Island law, the transfer agent will then update our Register of Shareholders to reflect all conversions.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the business combination and the business combination is not consummated this may result in an increased cost to shareholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete the business combination with Colombo (or another target business, if the business combination with Colombo is not completed) by June 25, 2016, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account (less $1,438 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we have obtained and we will continue to seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the shares owned by them prior to our initial public offering (the “insider shares”) and private shares and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights and warrants, which will expire worthless.

If we are unable to complete an initial business combination with Colombo or another target business and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $10.05.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we have obtained and will continue to seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Mario Garnero has personally agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that Mr. Garnero will be able to satisfy those obligations if he is required to do so. Accordingly, the actual per-share distribution could be less than $10.05, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.05 per share.

Competition

If we succeed in effecting a business combination with Colombo, there will be, in all likelihood, intense competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Colombo’s competition will be set forth in the proxy statement for the meeting to be called to approve the business combination and in other future filings.

If the business combination with Colombo is not completed, we may encounter intense competition in identifying, evaluating and selecting a target business from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination may delay the completion of a transaction;

●	our obligation to convert ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants, rights and unit purchase options, and the potential future dilution they represent;

●	our obligation to either repay or issue private units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

In addition, if the business combination with Colombo is not completed, we will have limited period of time to negotiate and consummate another business combination. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Colombo. In addition, if we succeed in effecting the merger, we will face additional and different risks and uncertainties related to the business of Colombo. Such material risks will be set forth in the proxy statement that we will file with the SEC in connection with the meeting to be called to approve the Contributions.

We are an early stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until June 25, 2016 before receiving liquidation distributions.

We have until June 25, 2016 in which to complete a business combination with Colombo or another target business. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination by June 25, 2016 may give potential target businesses leverage over us in negotiating a business transaction.

We have until June 25, 2016 to complete an initial business combination. If we do not complete the business combination with Colombo, any potential target business with which we enter into negotiations concerning another business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above.

We may issue ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

We will issue a substantial number of ordinary shares in connection with the business combination with Colombo and the Private Placement. If the business combination with Colombo is not completed, we may issue a substantial number of ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete another business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities in connection with another business combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account or advances from related parties to fund our search for another target business (if the business combination with Colombo is not completed), to pay our tax obligations and to complete our initial business combination with Colombo (or another target business).

As of June 30, 2015, we had $278 available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account or advances from related parties to provide us with additional working capital we will need to complete our initial business combination with Colombo (or identify one or more target businesses and complete another initial business combination, if the business combination with Colombo is not completed), as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the past several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to abandon the business combination or cease searching for a target business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.05.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we have obtained and will continue to seek to have all vendors and service providers we engage and prospective target businesses we negotiate with (including WiseKey SA and Colombo) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, Mario Garnero, our chief executive officer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.05, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.05.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until June 25, 2016 unless we complete an initial business combination with Colombo (or another target business, if the business combination with Colombo is not completed) by such date.

As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If we are unable to consummate a transaction within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, Mario Garnero has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of US$15,000 and to imprisonment for five years in the Cayman Islands.

Holders of rights and warrants do not have redemption rights.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to such rights and warrants, respectively.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the warrants included in the Private Placement Units, or “private warrants,” may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

Our officers’ and directors’ personal and financial interests may have influenced their motivation in determining whether Colombo was appropriate for a business combination.

Our officers and directors have waived their right to convert their insider shares, private shares or any other ordinary shares, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination with Colombo or another target business. Their private rights, private warrants and any other rights or warrants they acquire will also be worthless if we do not consummate an initial business combination with Colombo or another target business. In addition, our officers and directors have loaned and may continue to loan funds to us after our initial public offering and are owed and will continue to be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination with Colombo or another target business. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination if the business combination with Colombo is not completed. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination with Colombo or another target business, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We will only acquire one business in the business combination with Colombo. If the business combination with Colombo is not completed, we still may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if the business combination with Colombo is not completed and we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our shareholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure or may adversely affect our business combination with Colombo.

Under the terms of the Investment Agreement, the business combination with Colombo requires us to use R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) of our cash to pay the Capital Contribution. Although we expect to have sufficient funds to pay the Capital Contribution and transaction costs from the trust account and the Private Placement, there can be no assurance that this will be case. If, because of payments made to converting stockholders and other transaction costs, there are insufficient funds to pay such amounts, and the funds received from the Private Placement are inadequate to cover the shortfall, we may need to raise additional financing in order to consummate the business combination. There can be no assurance that we will be able to raise all of such additional financing on favorable terms or at all. As a result, the ability of our shareholders to exercise their conversion rights may adversely affect the business combination with Colombo.

If we do not complete the business combination with Colombo and an alternate business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

We must have at least R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) after payment of transaction costs available to us in order to consummate the business combination with Colombo. If the number of our shareholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) and we are not able to raise sufficient funds in the Private Placement or locate an alternative source of funding, we will not be able to consummate the business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 24 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares. If we do not complete the business combination with Colombo, a potential target may similarly make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing and, therefore, similar risks may arise.

We will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares, which may make it more likely that we will consummate a business combination.

In connection with the meeting held to approve the business combination with Colombo (or another target business, if the business combination with Colombo is not completed), we will offer each public shareholder (but not our initial shareholders) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere herein) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate the business combination with Colombo (or another target business).

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 30% of the shares sold in our initial public offering.

In connection with the meeting held to approve the business combination with Colombo (or another target business, if the business combination with Colombo is not completed), we will offer each public shareholder (but not holders of our insider shares) the right to have his, her, or its ordinary shares converted into cash. Notwithstanding the foregoing, a public shareholder, together with any of its affiliates or any other person with whom it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 30% of the shares sold in our initial public offering. Accordingly, if you hold more than 30% of the shares sold in our initial public offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such shares following the business combination over 30% or sell them in the open market. We cannot assure you that the value of such shares will appreciate over time following a business combination or that the market price of our ordinary shares will exceed the per-share conversion price.

We may require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with the shareholder meeting called to approve the initial business combination with Colombo (or another target business, if the business combination with Colombo is not completed), each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a repurchase of the shares, with the repurchase price to be paid being the applicable pro-rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public shareholders who wish to convert their ordinary shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their ordinary shares to comply with specific delivery requirements for conversion described above and the business combination with Colombo (or another target business, if the business combination with Colombo is not completed) is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination if the business combination with Colombo is not completed.

If the business combination with Colombo is not consummated, we expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and unit purchase options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders collectively own approximately 22% of our issued and outstanding ordinary shares. In connection with the vote for the business combination with Colombo (or another target business, if the business combination with Colombo is not completed), all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the meeting to be called to approve the business combination with Colombo, though we intend to retain our classified board, we intend to elect directors to all three classes, with the first class expiring at the first annual meeting thereafter, the second class expiring at the second annual meeting thereafter, and the third class expiring at the third annual meeting thereafter, with each class then serving for a term of three years. However, if we do not hold the meeting or do not elect directors at the meeting, there is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% in par value capital of our company requests such a meeting. As a result, it is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We have issued rights that will result in the issuance of an additional 1,500,906 ordinary shares and warrants to purchase 7,504,532 ordinary shares. We have also issued unit purchase options to purchase 1,250,000 units to the representative of the underwriters which, if exercised, will result in the issuance of 1,250,000 ordinary shares and 1,250,000 rights and 1,250,000 warrants (which, together could result in the issuance of an additional 750,000 shares). If the business combination with Colombo is not completed, to the extent we issue ordinary shares to effect a business combination with another target business, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and unit purchase options may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase options could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings. Furthermore, if the business combination with Colombo is completed, we will issue additional ordinary shares, which will result in additional dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described elsewhere have been satisfied. If we call the public warrants for redemption, public shareholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Under the existing registration rights agreement, our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the private units (and the underlying ordinary shares and warrants) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. If the business combination with Colombo is completed, we will enter into a registration rights agreement pursuant to which we will prepare and file a registration statement on Form S-3, or other appropriate form, covering the resale of the foregoing securities as well as the ordinary shares issued to the Controlling Persons and the Optionholders of Colombo. The holders of such securities also will have certain customary “piggyback” registration rights. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, if the business combination with Colombo is not completed, the existence of the current registration rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. In addition, certain of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognise and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. There is recent Privy Council authority (which is binding on the Cayman Islands Court) in the context of a reorganisation plan approved by the New York Bankruptcy Court which suggests that due to the universal nature of bankruptcy/insolvency proceedings, foreign money judgments obtained in foreign bankruptcy/insolvency proceedings may be enforced without applying the principles outlined above. However, a more recent English Supreme Court authority (which is highly persuasive but not binding on the Cayman Islands Court), has expressly rejected that approach in the context of a default judgment obtained in an adversary proceeding brought in the New York Bankruptcy Court by the receivers of the bankruptcy debtor against a third party, and which would not have been enforceable upon the application of the traditional common law principles summarised above and held that foreign money judgments obtained in bankruptcy/insolvency proceedings should be enforced by applying the principles set out above, and not by the simple exercise of the Courts’ discretion. Those cases have now been considered by the Cayman Islands Court. The Cayman Islands Court was not asked to consider the specific question of whether a judgment of a bankruptcy court in an adversary proceeding would be enforceable in the Cayman Islands, but it did endorse the need for active assistance of overseas bankruptcy proceedings. We understand that the Cayman Islands Court’s decision in that case has been appealed and it remains the case that the law regarding the enforcement of bankruptcy/insolvency related judgments is still in a state of uncertainty.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Foreign currency fluctuations could adversely affect our business and financial results.

Colombo does business and generates sales in Brazil. Accordingly, foreign currency fluctuations may affect the costs that we incur in our operations. It is probable that all of our operating expenses will be incurred in Brazilian reals. The appreciation of the real against the U.S. dollar would increase our costs and could harm our results of operations and financial condition. Similarly, the depreciation of the real against the U.S. dollar would reduce our operating results as expressed in U.S. dollars. If the business combination with Colombo is not completed, and we complete a business combination with another target business, such business may do business and generate sales within other countries and, therefore, similar risks would arise.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

Colombo is located in Brail and therefore we will be subject to all of the additional risks that impact companies operating in Brazil. Such risks will be detailed in our proxy statement for such transaction. If we do not consummate the business combination with Colombo, our efforts to identify a prospective target business will not be limited to a particular geographic region of the world although we would focus on target businesses located in Latin America (with a particular emphasis on Brazil) or Europe. Accordingly, if we consummate a business combination with Colombo or with another target business located outside of the United States, we may be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with Colombo or with another target business located outside of the United States, the laws of the country in which such company operates (Brazil, in the case of Colombo) will govern almost all of the material agreements relating to its operations. We cannot assure you that Colombo or the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire Colombo, substantially all of our assets would be located outside of the United States and some of our officers and directors will reside outside of the United States, and it is likely that the same will be true if the business combination with Colombo is not completed and we pursue a business combination with another target business located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If the business combination with Colombo is not completed, these financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We maintain our principal executive offices at Av Brig. Faria Lima, 1485-19 Andar, Brasilinvest Plaza CEP 01452-002, Sao Paulo, Brazil. The cost for this space is included in the $10,000 per-month fee Brasilinvest Group will charge us for general and administrative services commencing on the effective date of our initial public offering pursuant to a letter agreement between us and Brasilinvest Group. We believe, based on rents and fees for similar services in Sao Paulo, Brazil, that the fee charged by Brasilinvest Group is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low
2015-2016:
First Quarter*	10.31	10.02	9.95	9.75	0.33	0.16	0.30	0.05

2014-2015:
Fourth Quarter	10.25	9.90	9.85	9.57	0.90	0.11	0.18	0.10
Third Quarter	10.06	9.82	9.79	9.41	0.30	0.11	0.15	0.08
Second Quarter	10.16	9.73	9.70	9.50	0.85	0.27	0.23	0.12
First Quarter	10.05	9.75	9.75	9.10	0.36	0.26	0.24	0.12

2013-2014:
Fourth Quarter	10.05	10.00	--	--	--	--	--	--

*Through September 22, 2015

Holders

As of June 30, 2015, there were 3 holders of record of our units, 19 holders of record of our ordinary shares, 1 holder of record of our rights and 1 holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of the business combination with Colombo or another target business. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

We paid a total of $4,671,875 in underwriting discounts and commissions and approximately $275,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and private placements were $145,144,227, of which $144,468,755 was deposited into the trust account and the remaining proceeds of $675,472 were deposited in our operating account. Approximately $275,000 of this amounts was used to repay loans and advances from a related party and pay accounts payable, leaving approximately $400,000 available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2015, we have used all of the net proceeds that were not deposited into the trust fund and have borrowed approximately $726,000 from related parties to provide for the above mentioned expenses. The net proceeds deposited into the trust account remain on deposit earning interest. As of June 30, 2015, there was $144,551,737 held in the trust account.

Substantially all of the net proceeds are intended to be generally applied toward consummating the business combination with Colombo or with one or more other businesses or entities. Any remaining proceeds held in the trust account and not used to pay the consideration in the business combination with Colombo or another target company, as well as any other net proceeds not expended, will be used as working capital to finance the operations of Colombo or such other target company.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended June 30, 2015.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended June 30, 2015	For the period from February 11, 2014 (Inception) through June 30, 2014

Loss from operations	($1,204,763)	($8,958)
Net loss	($1,091,626)	($8,958)
Basic and diluted loss per share	($0.23)	($0.00)

	June 30, 2015	June 30, 2014

Cash and cash equivalents	$278	$160
Restricted cash and cash equivalents held in trust account	$144,551,737	$-
Total assets	$144,600,682	$283,274
Common stock subject to possible conversion	$138,780,852	$-
Shareholders’ equity	$5,000,009	$16,042

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Garnero Group Acquisition Company, except where the context requires otherwise.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed on February 11, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. Since our initial public offering, our activity has been limited to the evaluation of business combination candidates and negotiating, structuring and pursuing the consummation of the business combination with Colombo, and we will not be generating any operating revenues until the closing and completion of our business combination with Colombo or another target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On July 1, 2014, we closed our initial public offering of 12,500,000 units with each unit consisting of one Ordinary Share, , one Right and one Warrant. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 563,750 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,637,500. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, our Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

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

On October 30, 2014, we entered into a Share Purchase Agreement (the “SPA”) with WISeKey SA, a Swiss company (“WISeKey”), WISeTrust SA, a Swiss company (“WISeTrust”), and certain shareholders and option holders of WISeKey. Simultaneously with the execution of the SPA, the Company entered into an Asset Purchase Agreement (the “APA”) by and among the Company, WISeKey and WISeTrust. On February 26, 2015, the parties mutually agreed to terminate the SPA and the APA. The Company then began the process of searching for an alternative business combination to consummate.

On August 26, 2015, we entered into an Investment Agreement with Colombo, the Controlling Persons and the Optionholders. Pursuant to the Investment Agreement, (A) the Controlling Persons will make the Share Contribution and will receive in consideration an aggregate of 5,460,000 newly issued Ordinary Shares and (B) the Optionholders will make the Option Contribution and will receive in consideration an aggregate of 540,000 newly issued Ordinary Shares. The number of Ordinary Shares to be received by the Controlling Persons and the Optionholders is subject to the EBITDA Adjustment as described below. In addition, at the Closing and immediately after the completion of the Equity Contributions, we will make the Capital Contribution to Colombo of an aggregate of R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) in cash, which amount shall be used by Colombo to immediately repay certain indebtedness of Colombo and to release certain liens on the Outstanding Shares.

A complete description of the terms related to the transaction with Colombo are set forth in our Current Report on Form 8-K/A dated August 28, 2015 and filed with the Securities and Exchange Commission on such date. Readers are urged to read such Current Report on Form 8-K/A for more information on the transaction.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the year ended June 30, 2015, we had net losses of $1,091,626, which consisted of operating expenses of $1,204,763 offset by interest income from our trust account of $113,137. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

For the period from February 11, 2014 (inception) through June 30, 2014, we had net losses of $8,958, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $278.

Through June 30, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, approximately $30,000 of interest earned on the Trust Account which was transferred to our operating account, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, and other entities controlled by our chief executive officer in an aggregate amount of $950,849 (of which $224,971 was repaid with proceeds of the Offering), and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the trust account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire Colombo or another target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to $4,600,000 (exclusive of any applicable finders’ fees which might become payable) upon consummation of our initial business combination for assisting us in connection therewith. If the business combination with Colombo is completed, R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) of such funds may be used to pay the Capital Contribution, to pay the holders of the public shares who exercise conversion rights and to pay expenses incurred in connection with the business combination with Colombo. To the extent that the proceeds from the trust account are not used to pay the consideration to effect the business combination with Colombo or another target business or to pay public shareholders or transaction costs, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Prior to the consummation of our initial business combination, we will have available to us in addition to the $278 in our operating account at June 30, 2015, the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements from July 1, 2015 through June 30, 2016, which we anticipate will be approximately $293,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $1,120,000, of which he has already loaned us approximately $726,000 through June 30, 2015. These loans were evidenced by notes entered into on September 28, 2015, and will either be repaid upon the consummation of a business combination or, at the option of the holder, up to $500,000 may be converted into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Mario Garnero has loaned us an additional $230,000 from July 1, 2015 through September 29, 2015, which loans will be evidenced by notes and will be repaid upon the consummation of a business combination. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of the business combination with Colombo or twelve months from the balance sheet date. Over this time period, we will be using such funds to pay existing accounts payable and to consummate the business combination with Colombo. If the business combination with Colombo is not completed, we also will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating an alternate business combination. We anticipate that our uses of cash for the next twelve months will be approximately:

●	$94,000 to pay accounts payable existing at June 30, 2015;

●	$230,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$180,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$114,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month less approximately $6,000 prepaid at June 30, 2015); and

●	$10,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Brasilinvest International LLC for office space and general and administrative services as of June 30, 2015	$120,000	$120,000	$-

TOTAL	$120,000	$120,000	$-

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, have been invested in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management’s assessment of the effectiveness of our internal control system as of June 30, 2015 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of June 30, 2015.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended June 30, 2015 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as set forth below. Information about the individuals who will serve as our directors and executive officers upon completion of the business combination with Colombo will be set forth in the proxy statement for the meeting to be called to approve such business combination.

Name	Age	Position
Mario Garnero	77	Chairman of the Board and Chief Executive Officer
Javier Martin Riva	47	Chief Financial Officer, Chief Investment Officer and Director
John Tonelli	50	Director
Amir Adnani	37	Director
Nelson Narciso Filho	59	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On June 25, 2014, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the acquisition of a target business, we will pay Brasilinvest Group, an affiliate of Mario Garnero, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Garnero compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 30, 2015, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exercise of Warrants or Rights as such securities are not exercisable or convertible within 60 days. Additionally, it does not reflect the issuance of any securities in connection with the transaction with Colombo described herein.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Mario Garnero	3,931,328	(2)	21.13%
Javier Martin Riva	89,844		*
John Tonelli	44,922		*
Amir Adnani	44,922		*
Nelson Narciso Filho	44,922		*
AQR Capital Management, LLC(3)	2,370,000	(4)	12.74%
Polar Securities Inc.(5)	2,273,841	(6)	12.22%
All directors and executive officers as a group (five individuals)	4,155,938		22.34%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 180 Madison Avenue, Suite 2305, New York, New York 10016.

(2)	Includes 562,188 Ordinary Shares held by Garnero Group Holding Company, for which Mr. Garnero has voting and dispositive control over such shares.

(3)	The business address of AQR Capital Management, LLC is Two Greenwich Plaza, Greenwich, CT 06830. Information derived from a Schedule 13G/A filed on February 17, 2015.

(4)	Includes Ordinary Shares held by AQR Diversified Arbitrage Fund, for which AQR Capital Management, LLC serves as investment manager.

(5)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G/A filed on November 4, 2014.

(6)	Includes Ordinary Shares held by North Pole Capital Master Fund, for which Polar Securities Inc. serves as investment manager.

All of the insider shares outstanding have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $13.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

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

Equity Compensation Plans

As of June 30, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2014, we issued one ordinary share to Mario Garnero in connection with our formation and then on March 26, 2014, we issued an aggregate of 3,593,749 ordinary shares to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.01 share.

Name	Number of Shares	Relationship to Us
Mario Garnero	3,369,139	Chairman of the Board and Chief Executive Officer
Javier Martin Riva	89,844	Chief Financial Officer, Chief Information Officer, Secretary and Director
Samsão Woiler	44,922	Former Director
Corrado Clini	44,922	Former Director
Nelson Narciso Filho	44,922	Director

In May 2014, Mr. Woiler transferred his shares to John Tonelli upon Mr. Tonelli’s appointment to the Board. In June 2014, Mr. Clini transferred his shares to Amir Adnani upon Mr. Adnani’s appointment to the Board.

An affiliate of Mario Garnero and EarlyBirdCapital (and/or its designees) purchased an aggregate of 563,750 private units at a price of $10.00 per unit ($5,637,500 in the aggregate) in a private placement simultaneous with the closing of our initial public offering. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, our Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering. Upon the exercise of the over-allotment option by the underwriters, they also purchased from us at a price of $10.00 per unit an additional 70,313 private units. The private units are identical to the units sold in the initial public offering except the private warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association with respect to our pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

In order to meet our working capital needs, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. On October 10, 2014, November 19, 2014, February 16, 2015, May 15, 2015 and September 29, 2015, the Company’s Chief Executive Officer, Mario Garnero, executed five separate commitment letters to provide loans to the Company of up to an aggregate of $1,120,000, of which $725,878 was loaned to the Company through June 30, 2015. These loans were evidenced by notes entered into on September 28, 2015, and will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit (which, for example, would result in the holder being issued 55,000 ordinary shares if $500,000 of notes were so converted since the 50,000 rights included in the private units would result in the issuance of 5,000 shares upon the closing of our business combination, as well as 50,000 warrants to purchase 25,000 shares). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. Mario Garnero has loaned us an additional $230,000 from July 1, 2015 through September 29, 2015, which loans will be evidenced by notes and will be repaid upon the consummation of a Business Combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our insider shares, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of February 18, 2014, Brasilinvest International LLC, an affiliate of Mario Garnero, loaned to us an aggregate of $125,000 to cover expenses related to the Offering. The loan was payable without interest on the consummation of the Offering. The loan was repaid from the proceeds of the Offering.

Brasilinvest Group, an affiliate of Mario Garnero, has agreed that, commencing on the effective date of the Offering through the earlier of our consummation of a business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Brasilinvest Group $10,000 per month for these services. Mario Garnero is the Chairman of the Brasilinvest Group. Accordingly, he will benefit from the transaction to the extent of his interest in Brasilinvest Group. However, this arrangement is solely for our benefit and is not intended to provide Mr. Garnero compensation in lieu of a salary. We believe, based on rents and fees for similar services in Sao Paulo, Brazil, that the fee charged by Brasilinvest Group is at least as favorable as we could have obtained from an unaffiliated person.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

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

Audit Fees

During the fiscal year ended June 30, 2015, fees for our independent registered public accounting firm were $48,000 for the services they performed in connection with the review of our quarterly information on Forms 10-Q and the audit of our June 30, 2015 financial statements included in our Annual Report on Form 10-K.

During the period from February 11, 2014 (inception) through June 30, 2014, fees for our independent registered public accounting firm were $63,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Form 8-K filed with the Securities and Exchange Commission on July 8, 2014, the review of our March 31, 2014 quarterly information on Form 10-Q and the audit of our June 30, 2014 financial statements included in our Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal year ended June 30, 2015, fees for our independent registered public accounting firm for audit related services were $7,400. During the period from February 11, 2014 (inception) through June 30, 2014, our independent registered public accounting firm did not render audit related services that are not reported as audit fees.

Tax Fees

During the fiscal year ended June 30, 2015 and the period from February 11, 2014 (inception) through June 30, 2014, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal year ended June 30, 2015 and the period from February 11, 2014 (inception) through June 30, 2014, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until June 25, 2014, any services rendered prior to its formation were approved by our board of directors. Subsequent to formation of the audit committee, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, all audit or non-audit services provided by our independent accountant have been pre-approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*
1.2	Business Combination Marketing Agreement.*
2.1	Investment Agreement, dated as of August 26, 2015, by and among Garnero Group Acquisition Company, Q1 Comercial de Roupas S.A., Alvaro Jabur Maluf Junior and Paulo Jabur Maluf, and the optionholders listed on the signature page thereto.**
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Ordinary Share Certificate.*
4.3	Specimen Right Certificate.*
4.4	Specimen Warrant Certificate.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.6	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc.*
4.7	Form of Rights Agreement.*
10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Company’s officers, directors and shareholders.*
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*
10.4	Form of Letter Agreement between Brasilinvest Group and Registrant regarding administrative support.*
10.5	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders.*
10.6	Subscription Agreement among the Registrant, Graubard Miller and affiliate of Mario Garnero.*
10.7	Subscription Agreement among the Registrant, Graubard Miller and EarlyBirdCapital, Inc.*
10.8	Form of Lockup Agreement.**
10.9	Form of Registration Rights Agreement.**
10.10	Form of Escrow Agreement.**
14	Form of Code of Ethics.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter.*
99.2	Form of Nominating Committee Charter.*
99.3	Form of Compensation Committee Charter.

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-196117).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 28, 2015.

GARNERO GROUP ACQUISITION COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Garnero Group Acquisition Company

We have audited the accompanying balance sheets of Garnero Group Acquisition Company (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2015 and the period from February 11, 2014 (inception) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garnero Group Acquisition Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended June 30, 2015 and the period from February 11, 2014 (inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
September 29, 2015

	As of
	June 30, 2015	June 30, 2014
Assets

Current assets:
Cash and cash equivalents	$278	$160
Prepaid expenses	48,667	-
Total current assets	48,945	160

Restricted cash and cash equivalents held in trust	144,551,737	-
Deferred offering costs	-	283,114

Total assets	$144,600,682	$283,274

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$93,943	$54,732
Advances from related party	725,878	87,500
Note payable to related party	-	125,000

Total liabilities	819,821	267,232

Commitments
Ordinary shares subject to possible conversion (13,809,040 shares at conversion value)	138,780,852	-

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized; 4,793,773 shares issued and outstanding (excluding 13,809,040 shares subject to possible conversion) at June 30, 2015 and 3,593,750 shares issued and outstanding at June 30, 2014	479	359
Additional paid-in capital	6,100,114	24,641
Accumulated deficit	(1,100,584)	(8,958)

Total Shareholders' Equity	5,000,009	16,042

Total Liabilities and Shareholders' Equity	$144,600,682	$283,274

The accompanying notes are an integral part of these financial statements.

Garnero Group Acquisition Company

Statements of Operations

	For the Year Ended June 30, 2015	For the period from February 11, 2014 (Inception) through June 30, 2014

Formation and operating costs
Legal and professional fees	$754,330	$-
General and administrative	330,433	8,958
Office expense – related party	120,000	-
Loss from operations	(1,204,763)	(8,958)

Interest income	113,137	-

Net loss	$(1,091,626)	$(8,958)

Weighted average shares outstanding, basic and diluted (1)	4,728,666	3,593,750

Basic and diluted net loss per ordinary share	$(0.23)	$(0.00)

(1)	For the year ended June 30, 2015, weighted average shares outstanding excluded 13,809,040 shares subject to possible conversion.

The accompanying notes are an integral part of these financial statements.

Garnero Group Acquisition Company

Statement of Changes in Shareholders' Equity

For The Period from February 11, 2014 (Inception) through June 30, 2015

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Ordinary shares issued to initial shareholders	3,593,750	$359	$24,641	$-	$25,000

Net loss – February 11, 2014 (inception) through June 30, 2014				(8,958)	(8,958)

Balance – June 30, 2014	3,593,750	359	24,641	(8,958)	16,042

Sale of units, net of underwriters’ discounts and offering costs	15,009,063	1,501	144,854,844	-	144,856,345

Sale of unit purchase option	-	-	100	-	100

Net proceeds subject to possible conversion of 13,809,040 shares at conversion value	(13,809,040)	(1,381)	(138,779,471)	-	(138,780,852)

Net loss				(1,091,626)	(1,091,626)

Balance – June 30, 2015	4,793,773	$479	$6,100,114	$(1,100,584)	$5,000,009

The accompanying notes are an integral part of these financial statements.

Garnero Group Acquisition Company

Statements of Cash Flows

	For The Year Ended June 30, 2015	For the period from February 11, 2014 (Inception) through June 30, 2014
Operating Activities
Net loss	$(1,091,626)	$(8,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	444,369	5,000
Interest income remaining in restricted cash and cash equivalents held in trust	(82,982)	–
Changes in operating assets and liabilities
Prepaid expenses	(48,667)	–
Accounts payable and accrued expenses	39,211	3,713

Net Cash Used in Operating Activities	(739,695)	(245)

Investing Activities
Purchase of restricted cash and cash equivalents held in trust	(144,468,755)	–

Net Cash Used in Investing Activities	(144,468,755)	–

Financing Activities
Proceeds from note payable to related party	–	50,000
Proceeds from advances from related party	293,980	17,500
Proceeds from public offering, net of costs	145,139,559	–
Repayments of notes payable to related party	(125,000)	–
Repayments of advances from related party	(99,971)	–
Payment of deferred offering costs	–	(92,095)
Proceeds from issuance of ordinary shares to initial shareholders	–	25,000

Net Cash Provided by Financing Activities	145,208,568	405

Net increase in cash and cash equivalents	118	160

Cash and cash equivalents - beginning	160	–

Cash and cash equivalents - ending	$278	$160

Supplemental disclosure of noncash investing and financing activities:

Year Ended June 30, 2015

$283,114 of deferred offering costs was reclassified to additional paid-in capital upon completion of the Company’s public offering.

$138,780,852 of proceeds from the Company’s public offering was recorded as ordinary shares subject to possible conversion.

Period from February 11, 2014 (Inception) through June 30, 2014

The Company incurred $51,019 of deferred offering costs were unpaid at June 30, 2014 and included in accounts payable.

Deferred offering costs of $140,000 and organizational expenses of $5,000 were paid by a related party of which $75,000 is included in note payable to related party and $70,000 is included in advances from related party.

The accompanying notes are an integral part of these financial statements.

Garnero Group Acquisition Company

Notes to Financial Statements

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

All activity through June 30, 2015 relates to the Company’s formation, issuance of ordinary shares to the initial shareholders of the Company (“Initial Shareholders”), the offering described below and identification and due diligence related to a potential target business.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 at an offering price of $10 per unit, generating gross proceeds of $125,000,000 and net proceeds of $120,375,090 after deducting $4,624,910 of transaction costs, which is discussed in Note 5. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of 563,750 units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the Initial Shareholders and the underwriters which is described in Note 6.

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

Following the closing of the Overallotment on July 7, 2014, an amount of $144,468,755 (or $10.05 per share sold to the public in the Offering) from the sale of the units in the Offering and the Private Units was placed in a trust account (“Trust Account”) and was invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended. The $144,468,755 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company has obtained and will continue to seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income on the funds held in the Trust Account can be released to the Company to pay its income and other tax obligations and (ii) interest income on the funds held in the Trust Account of up to $500,000 after payment of taxes can be released to the Company to pay for its working capital requirements in connection with searching for a Business Combination.

Garnero Group Acquisition Company

Notes to Financial Statements

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

The Company, after signing a definitive agreement for the acquisition of a target business (see Note 4), is required to provide shareholders who acquired ordinary shares in the Offering (“Public Shareholders”) with the opportunity to convert their shares (“Public Shares”) for a pro rata share of the Trust Account. However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon the close of such Business Combination and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. The Initial Shareholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to such shares.

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his ordinary shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights and Warrants (discussed in Note 5 – Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company does not consummate a Business Combination by June 25, 2016, it will trigger the Company’s automatic winding up, dissolution and liquidation. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights, Warrants and unit purchase options will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Shareholders and the holders of Private Units will not participate in any distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

 Garnero Group Acquisition Company

Notes to Financial Statements

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from the Offering and loans from a related party. As of June 30, 2015, the Company had $278 in its operating account. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements from July 1, 2015 through June 25, 2016 is estimated to be approximately $289,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $1,120,000, of which $725,878 was loaned to the Company through June 30, 2015. These loans were evidenced by notes entered into on September 28, 2015, and will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit. Mario Garnero has loaned the Company an additional $230,000 from July 1, 2015 through September 29, 2015, which loans will be evidenced by notes and will be repaid upon the consummation of a Business Combination. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

Note 2 — Significant Accounting Policies

Basis of Presentation

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

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2015, cash and cash equivalents held in the Trust Account consisted of $144,551,453 in United States Treasury Bills and $284 in cash. During the year ended June 30, 2015, approximately $30,000 of interest income was transferred from the Trust Account to the Company’s operating account. At June 30, 2015, there was approximately $83,000 of interest income held in the Trust Account available to be released to the Company.

Garnero Group Acquisition Company

Notes to Financial Statements

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible conversion of 13,809,040 shares at June 30, 2015 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) Warrants and Rights included in the units sold in the Offering to acquire 9,005,438 Ordinary Shares and (ii) 1,250,000 Ordinary Shares and Warrants and Rights to acquire 750,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the Warrants and automatic conversion of the Rights are contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements for the tax periods ended June 30, 2015 and 2014. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through June 30, 2015. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the periods ended June 30, 2015 and 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Garnero Group Acquisition Company

Notes to Financial Statements

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon the review, other than as disclosed in Note 4, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 —  Shareholder Commitment

On October 10, 2014, November 19, 2014, February 16, 2015, May 15, 2015 and September 29, 2015, the Company’s Chief Executive Officer, Mario Garnero, executed five separate commitment letters to provide loans to the Company of up to an aggregate of $1,120,000, of which $725,878 was loaned to the Company through June 30, 2015. These loans were evidenced by notes entered into on September 28, 2015, and will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit. Mario Garnero has loaned the Company an additional $230,000 from July 1, 2015 through September 29, 2015, which loans will be evidenced by notes and will be repaid upon the consummation of a Business Combination.

At June 30, 2014, the Company had a $125,000 principal amount unsecured promissory note to an entity controlled by the Company’s Chief Executive Officer (“Affiliate”). The note was non-interest bearing and payable on the earlier of (i) February 18, 2015, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. The Company repaid this note in July 2014.

Additionally, the Affiliate advanced the Company $87,500 for payment of certain deferred offering costs. These advances were non-interest bearing and due on demand. The Company repaid these advances in July 2014.

Note 4 —  Investment Agreement

On August 26, 2015, the Company entered into an Investment Agreement (the “Investment Agreement”) with, Q1 Comercial de Roupas S.A., a Brazilian company (“Colombo”), Alvaro Jabur Maluf Junior and Paulo Jabur Maluf (the “Controlling Persons”) and the persons listed under the caption “Optionholder” on the signature pages in the Investment Agreement (the “Optionholders”).

Headquartered in São Paulo, Colombo is one of Brazil’s leading retailers focusing on menswear, with over 400 stores throughout the country. Colombo has recently diversified from formalwear into smart casual clothes and has strengthened its online presence to become, according to Exame Magazine, one of the three most valuable brands within the Brazilian apparel retail sector.

Garnero Group Acquisition Company

Notes to Financial Statements

Pursuant to the Investment Agreement, (A) the Controlling Persons will contribute all of the issued and outstanding ordinary shares of Colombo (the “Outstanding Shares”) to the Company (the “Share Contribution”) and will receive in consideration an aggregate of 5,460,000 newly issued ordinary shares of the Company (“GGAC Ordinary Shares”) and (B) the Optionholders will exercise certain options held by them, will contribute the underlying ordinary shares of Colombo to the Company (the “Option Contribution,” and together with the Share Contribution, the “Equity Contributions”), and will receive in consideration an aggregate of 540,000 GGAC Ordinary Shares. The number of GGAC Ordinary Shares to be received by the Controlling Persons and the Optionholders is subject to an EBITDA Adjustment, as described in the Investment Agreement. In addition, at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and immediately after the completion of the Equity Contributions, the Company will contribute to Colombo, as a capital increase, an aggregate of R$120,000,000 (approximately US$29,900,000 as of September 22, 2015) in cash (the “Capital Contribution,” and together with the Equity Contributions, the “Contributions”), which amount shall be used by Colombo to immediately repay certain indebtedness of Colombo and to release certain liens on the Outstanding Shares.

In connection with the transactions contemplated by the Investment Agreement, the Company and Colombo will use their commercially reasonable best efforts to consummate, simultaneously with the Closing, a private placement of up to US$100,000,000 of equity securities, or securities exercisable or exchangeable for, or convertible into, equity securities, of the Company (the “Private Placement”), with the assistance of a syndicate of financial institutions that have been identified and agreed to by the Company and Colombo. In addition, the Controlling Persons have committed to use their commercially reasonable best efforts to purchase, directly or indirectly, at least US$30,000,000 of the Company’s Ordinary Shares in the open market. To the extent the Controlling Persons make less than US$30,000,000 in open market purchases, the Controlling Persons, directly or indirectly, will purchase an amount of securities in the Private Placement equal to such deficiency

If the Contributions are consummated, Colombo will become a wholly-owned subsidiary of the Company, the Company will change its name to “Garnero Colombo Inc.” and the former stockholders and management of Colombo will own approximately 25% of the outstanding GGAC Ordinary Shares (assuming no holder of GGAC Ordinary Shares exercises his redemption rights as set forth in the Company’s charter documents and the Controlling Persons make the full US$30 million of open market purchases and/or purchases in the Private Placement).

The Contributions are expected to be consummated in the fourth calendar quarter of 2015, assuming the required approval of the Company’s shareholders is obtained and certain other conditions, as described in the Investment Agreement, are satisfied or waived.

The GGAC Ordinary Shares payable to the Controlling Persons and Optionholders are subject to adjustment based on Colombo’s future EBITDA performance (the EBITDA Adjustment”). If Colombo’s EBITDA for the twelve months ending December 31, 2016, as determined in accordance with the Investment Agreement, is less than R$155,000,000 (approximately US$38,600,000 as of September 22, 2015), the Controlling Persons and Optionholders have agreed to surrender to the Company for cancellation 50,000 GGAC Ordinary Shares for each R$1,000,000 (approximately US$249,000 as of September 22, 2015) of such deficiency, up to a maximum of 300,000 GGAC Ordinary Shares and pro-rata for partial amounts. If Colombo’s EBITDA for such period is lower than R$149,000,000 (approximately US$37,100,000 as of September 22, 2015), an additional 300,000 GGAC Ordinary Shares will be surrendered to the Company for cancellation. An aggregate of 600,000 GGAC Ordinary Shares will be held in escrow pending calculation and settlement of the EBITDA Adjustment.

Note 5 — Initial Public Offering

On July 1, 2014, the Company sold 12,500,000 units (“Units”) at a price of $10 per Unit in the Initial Public Offering. Each unit consists of one share of the Company’s ordinary shares, par value $0.0001, one right (“Right”) and one warrant (“Warrant”). Each Right entitles the holder to receive one-tenth (1/10) of a share of ordinary shares on the consummation of an initial business combination. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per full share. Each Warrant will become exercisable on the later of the completion of an initial business combination or June 25, 2015, and will expire five years after the completion of an initial business combination. The Company will not issue fractional shares.

Garnero Group Acquisition Company

Notes to Financial Statements

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

Notes to Financial Statements

Note 6 — Private Units

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

Note 7 — Deferred Offering Costs

Deferred offering costs at June 30, 2014 consisted principally of legal, accounting and underwriting costs incurred through June 30, 2014 that were directly related to the Offering and that were charged to shareholders’ equity upon the receipt of the capital raised.

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

Garnero Group Acquisition Company

Notes to Financial Statements

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

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During the year ended June 30, 2015, the Company incurred approximately $120,000 for such rent and services, which is reflected in the Statement of Operations as Office expense – related party. Additionally, at June 30, 2015, the Company prepaid $6,000 to the related party which amount is included in prepaid expenses in the Balance Sheet.

Note 9 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2015, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 120,000,000 ordinary shares with a par value of $0.0001 per share.

In connection with the organization of the Company, on March 26, 2014 a total of 3,593,750 ordinary shares were sold to the initial shareholders at a price of approximately $0.01 per share for an aggregate of $25,000.

Note 10 — Income Taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations for the periods ended June 30, 2015 and 2014 are as follows:

	Year ended June 30, 2015	Period from February 11, 2014 (inception) through June 30, 2104
Domestic	$-	$-
Foreign	(1,091,626)	(8,958)
Loss from continuing operations before income taxes	$(1,091,626)	$(8,958)

Garnero Group Acquisition Company

Notes to Financial Statements

The Company’s tax provision is zero because the Company is organized in the Cayman Islands with no connection to any other taxable jurisdiction.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended June 30, 2015	Period from February 11, 2014 (inception) through June 30, 2104
Statutory federal income tax rate	34%	34%
Income and expenses not subject to US taxation	(34%)	(34%)
Income tax provision (benefit)	$-	$-

The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Garnero Group Acquisition Company

Notes to Financial Statements

Note 11 — Selected Quarterly Information (Unaudited)

The following table presents summarized unaudited quarterly financial data for each of the four quarters in the year ended June 30, 2015 and for the period from February 11, 2014 (inception) through June 30, 2014. The data has been derived from our unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended June 30, 2015
Operating expenses	$247,065	$600,943	$163,733	$193,022
Interest income	$25,129	$5,027	$-	$82,981
Net loss	$(221,936)	$(595,916)	$(163,733)	$(110,041)
Basic and diluted loss per share	$(0.06)	$(0.13)	$(0.03)	$(0.02)

Period from February 11, 2014 (inception) through June 30, 2014
Operating expenses	$-	$-	$8,723	$235
Net loss	$-	$-	$(8,723)	$(235)
Basic and diluted loss per share	$-	$-	$(0.00)	$(0.00)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 2015.

GARNERO GROUP ACQUISITION COMPANY.

By:	/s/ Mario Garnero
Mario Garnero
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mario Garnero	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 29, 2015
Mario Garnero

/s/ Javier Martin Riva	Chief Financial Officer (Principal financial and accounting officer) and Director	September 29, 2015
Javier Martin Riva

/s/ John Tonelli	Director	September 29, 2015
John Tonelli

/s/ Amir Adnani	Director	September 29, 2015
Amir Adnani

/s/ Nelson Narciso Filho	Director	September 29, 2015
Nelson Narciso Filho

45