Form 10-Q
period 2015-09-30
Garnero Group Acquisition Co
filed 2015-11-13
CIK 1603969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-36482

GARNERO GROUP ACQUISITION COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 12, 2015, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company
Condensed Balance Sheets

	As of
	September 30, 2015	June 30, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$20,283	$278
Prepaid expenses	39,667	48,667
Total current assets	59,950	48,945
Restricted cash and cash equivalents held in trust	144,621,160	144,551,737

Total assets	$144,681,110	$144,600,682

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$144,438	$93,943
Advances from related party	1,078,750	725,878

Total liabilities	1,223,188	819,821

Commitments
Ordinary shares subject to possible conversion (13,762,388 and 13,809,040 shares at conversion value)	138,457,915	138,780,852
Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized;4,840,425 and 4,793,773 shares issued and outstanding (excluding 13,762,388 and 13,809,040 shares subject to possible conversion) at September 30, 2015 and June 30, 2015	484	479
Additional paid-in capital	6,423,047	6,100,114
Accumulated deficit	(1,423,524)	(1,100,584)

Total Shareholders' Equity	5,000,007	5,000,009

Total Liabilities and Shareholders' Equity	$144,681,110	$144,600,682

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014

Formation and operating costs
Legal and professional fees	$343,819	$141,217
General and administrative	18,544	75,578
Office expense – related party	30,000	30,270
Loss from operations	(392,363)	(247,065)

Interest income	69,423	25,129

Net loss	$(322,940)	$(221,936)

Weighted average shares outstanding, basic and diluted (1)	4,794,280	3,696,113

Basic and diluted net loss per ordinary share	$(0.07)	$(0.06)

(1)	For the three months ended September 30, 2015 and 2014, weighted average shares outstanding excluded 13,762,388 and 13,895,577 shares subject to possible conversion.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(322,940)	$(221,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	123,072	-
Interest income in restricted cash and cash equivalents held in trust	(69,423)	(25,129)
Changes in operating assets and liabilities:
Prepaid expenses	9,000	(131,368)
Accounts payable and accrued expenses	50,496	(12,656)

Net Cash Used in Operating Activities	(209,795)	(391,089)

Investing Activities
Purchase of restricted cash and cash equivalents held in trust	-	(144,468,775)

Net Cash Used in Investing Activities	-	(144,468,775)

Financing Activities
Proceeds from advances from related party	229,800	-
Proceeds from public offering, net of costs	-	145,139,559
Repayments of notes payable to related party	-	(125,000)
Repayments of advances from related party	-	(87,500)

Net Cash Provided by Financing Activities	229,800	144,927,059

Net increase in cash and cash equivalents	20,005	67,215

Cash and cash equivalents - beginning	278	160

Cash and cash equivalents - ending	$20,283	$67,375

Supplemental disclosure of noncash investing and financing activities:

Three Months Ended September 30, 2014

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

(Unaudited)

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

All activity through September 30, 2015 relates to the Company’s formation, issuance of ordinary shares to the initial shareholders of the Company (“Initial Shareholders”), the offering described below and identification and due diligence related to a potential target business.

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

(Unaudited)

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

Notes to Condensed Financial Statements

(Unaudited)

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from the Offering and loans from a related party. As of September 30, 2015, the Company had $20,283 in its operating account. Interest earned on the Trust Account balance through September 30, 2015 available to be released to the Company amounted to approximately $152,000. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements from October 1, 2015 through June 25, 2016 is estimated to be approximately $208,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $1,120,000, of which $1,078,750 was loaned to the Company through September 30, 2015. $725,878 of these loans was evidenced by notes entered into on September 28, 2015. All loans will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2015, cash and cash equivalents held in the Trust Account consisted of $144,620,876 in United States Treasury Bills and $284 in cash. At September 30, 2015, there was approximately $152,000 of interest income held in the Trust Account available to be released to the Company.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible conversion of 13,762,388 and 13,895,577 shares at September 30, 2015 and 2014 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants and rights included in the units sold in the Offering to acquire 9,005,438 Ordinary Shares and (ii) 1,250,000 Ordinary Shares and warrants and rights to acquire 750,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and automatic conversion of the rights are contingent on the occurrence of future events.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements for the tax periods ended September 30, 2015 and 2014. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through September 30, 2015. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the periods ended September 30, 2015 and 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon the review the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 —  Shareholder Commitment

On October 10, 2014, November 19, 2014, February 16, 2015, May 15, 2015 and September 29, 2015, the Company’s Chief Executive Officer, Mario Garnero, executed five separate commitment letters to provide loans to the Company of up to an aggregate of $1,120,000, of which $1,078,750 was loaned to the Company through September 30, 2015. $725,878 of these loans were evidenced by notes entered into on September 28, 2015. All loans will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit.

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

Additionally, prior to June 30, 2014, the Affiliate advanced the Company $87,500 for payment of certain deferred offering costs. These advances were non-interest bearing and due on demand. The Company repaid these advances in July 2014.

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

Pursuant to the Investment Agreement, (A) the Controlling Persons will contribute all of the issued and outstanding ordinary shares of Colombo (the “Outstanding Shares”) to the Company (the “Share Contribution”) and will receive in consideration an aggregate of 5,460,000 newly issued ordinary shares of the Company (“GGAC Ordinary Shares”) and (B) the Optionholders will exercise certain options held by them, will contribute the underlying ordinary shares of Colombo to the Company (the “Option Contribution,” and together with the Share Contribution, the “Equity Contributions”), and will receive in consideration an aggregate of 540,000 GGAC Ordinary Shares. The number of GGAC Ordinary Shares to be received by the Controlling Persons and the Optionholders is subject to an EBITDA Adjustment, as described in the Investment Agreement. In addition, at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and immediately after the completion of the Equity Contributions, the Company will contribute to Colombo, as a capital increase, an aggregate of R$120,000,000 (approximately US$29,200,000 as of September 30, 2015) in cash (the “Capital Contribution,” and together with the Equity Contributions, the “Contributions”), which amount shall be used by Colombo to immediately repay certain indebtedness of Colombo and to release certain liens on the Outstanding Shares.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

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

The Contributions are subject to approval by the Company’s shareholders and certain other conditions, as described in the Investment Agreement.

The GGAC Ordinary Shares payable to the Controlling Persons and Optionholders are subject to adjustment based on Colombo’s future EBITDA performance (the EBITDA Adjustment”). If Colombo’s EBITDA for the twelve months ending December 31, 2016, as determined in accordance with the Investment Agreement, is less than R$155,000,000 (approximately US$37,800,000 as of September 30, 2015), the Controlling Persons and Optionholders have agreed to surrender to the Company for cancellation 50,000 GGAC Ordinary Shares for each R$1,000,000 (approximately US$244,000 as of September 30, 2015) of such deficiency, up to a maximum of 300,000 GGAC Ordinary Shares and pro-rata for partial amounts. If Colombo’s EBITDA for such period is lower than R$149,000,000 (approximately US$36,300,000 as of September 30, 2015), an additional 300,000 GGAC Ordinary Shares will be surrendered to the Company for cancellation. An aggregate of 600,000 GGAC Ordinary Shares will be held in escrow pending calculation and settlement of the EBITDA Adjustment.

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

(Unaudited)

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

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

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During each of the three month periods ended September 30, 2015 and 2014, the Company incurred approximately $30,000 for such rent and services, which is reflected in the Statement of Operations as Office expense – related party.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Note 8 — Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2015, there are no preferred shares issued or outstanding.

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

Overview

We are a blank check company in the development stage, formed on February 11, 2014 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. Since our initial public offering, our activity has been limited to the evaluation of business combination candidates and negotiating, structuring and pursuing the consummation of the business combination with Q1 Comercial de Roupas S.A., a Brazilian company (“Colombo”), and we will not be generating any operating revenues until the closing and completion of our business combination with Colombo or another target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On July 1, 2014, we closed our initial public offering of 12,500,000 units with each unit consisting of one Ordinary Share, one Right and one Warrant. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 563,750 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $5,637,500. Of the Private Placement Units, 501,250 were purchased by an affiliate of Mario Garnero, our Chief Executive officer, and 62,500 were purchased by EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

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

On October 30, 2014, we entered into a Share Purchase Agreement (the “SPA”) with WISeKey SA, a Swiss company (“WISeKey”), WISeTrust SA, a Swiss company (“WISeTrust”), and certain shareholders and option holders of WISeKey. Simultaneously with the execution of the SPA, we entered into an Asset Purchase Agreement (the “APA”) with WISeKey and WISeTrust. On February 26, 2015, the parties mutually agreed to terminate the SPA and the APA. We then began the process of searching for an alternative business combination to consummate.

On August 26, 2015, we entered into an Investment Agreement with Colombo, the Controlling Persons and the Optionholders. Pursuant to the Investment Agreement, (A) the Controlling Persons will make the Share Contribution and will receive in consideration an aggregate of 5,460,000 newly issued Ordinary Shares and (B) the Optionholders will make the Option Contribution and will receive in consideration an aggregate of 540,000 newly issued Ordinary Shares. The number of Ordinary Shares to be received by the Controlling Persons and the Optionholders is subject to the EBITDA Adjustment as described below. In addition, at the Closing and immediately after the completion of the Equity Contributions, we will make the Capital Contribution to Colombo of an aggregate of R$120,000,000 (approximately US$29,200,000 as of September 30, 2015) in cash, which amount shall be used by Colombo to immediately repay certain indebtedness of Colombo and to release certain liens on the Outstanding Shares.

A complete description of the terms related to the transaction with Colombo are set forth in our Current Report on Form 8-K/A dated August 28, 2015 and filed with the Securities and Exchange Commission on such date. Readers are urged to read such Current Report on Form 8-K/A for more information on the transaction.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Results of Operations

We have neither engaged in any business operations nor generated any operating revenues to date. Our entire activity from inception up to the closing of our Offering on July 1, 2014 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2015, we had net losses of $322,940, which consisted of operating expenses of $392,363 offset by interest income from our trust account of $69,423.

For the three months ended September 30, 2014, we had net losses of $221,936, which consisted of operating expenses of $247,065 offset by interest income from our Trust Account of $25,129.

Our operating expenses for both periods principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $20,283.

Through September 30, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, approximately $30,000 of interest earned on the Trust Account which was transferred to our operating account, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, and other entities controlled by our chief executive officer in an aggregate amount of $1,303,721 (of which $224,971 was repaid with proceeds of the Offering), and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the trust account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, to acquire Colombo or another target business or businesses and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to $4,600,000 (exclusive of any applicable finders’ fees which might become payable) upon consummation of our initial business combination for assisting us in connection therewith. If the business combination with Colombo is completed, R$120,000,000 (approximately US$29,200,000 as of September 30, 2015) of such funds may be used to pay the Capital Contribution, to pay the holders of the public shares who exercise conversion rights and to pay expenses incurred in connection with the business combination with Colombo. To the extent that the proceeds from the trust account are not used to pay the consideration to effect the business combination with Colombo or another target business or to pay public shareholders or transaction costs, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Interest earned on the Trust Account balance through September 30, 2015 available to be released to the Company amounted to approximately $152,000. Interest to be earned on the Trust Account balance to be released to the Company to fund working capital requirements from October 1, 2015 through June 25, 2016 is estimated to be approximately $208,000.

Prior to the consummation of our initial business combination, we will have available to us in addition to the $20,283 in our operating account at September 30, 2015, the interest earned on the Trust Account balance (net of income, and other tax obligations) through September 30, 2015 available to be released to the Company of approximately $152,000, and interest expected to be earned in the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements from October 1, 2015 through June 25, 2016, which we anticipate will be approximately $208,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $1,120,000, of which he has already loaned us $1,078,750 through September 30, 2015. $725,878 of these loans were evidenced by notes entered into on September 28, 2015. All loans will either be repaid upon the consummation of a business combination or, at the option of the holder, up to $500,000 may be converted into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated. Over this time period, we will be using such funds to pay existing accounts payable and to consummate the business combination with Colombo. If the business combination with Colombo is not completed, we also will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating an alternate business combination.

We anticipate that our uses of cash through June 25, 2016 will be approximately:

●	$144,000 to pay accounts payable existing at September 30, 2015

●	$80,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

●	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

●	$60,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$90,000 for the administrative fee payable to Brasilinvest Group ($10,000 per month); and

●	$10,000 for general working capital that will be used for miscellaneous expenses, including director and officer liability insurance premiums.

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

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Brasilinvest International LLC for office space and general and administrative services	$90,000	$90,000	$-

TOTAL	$90,000	$90,000	$-

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 12, 2015