Form 10-Q
period 2015-12-31
Garnero Group Acquisition Co
filed 2016-02-09
CIK 1603969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2015

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

As of February 9, 2016, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company
Condensed Balance Sheets

	December 31, 2015	June 30, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$16,614	$278
Prepaid expenses	34,286	48,667
Total current assets	50,900	48,945

Restricted cash and cash equivalents held in trust	144,617,983	144,551,737
Total assets	$144,668,883	$144,600,682

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$118,985	$93,943
Advances from related party	1,288,723	725,878
Total liabilities	1,407,708	819,821

Commitments
Ordinary shares subject to possible conversion (13,743,134 and 13,809,040 shares at conversion value as of December 31, 2015 and June 30, 2015, respectively	138,261,174	138,780,852

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized;4,859,679 and 4,793,773 shares issued and outstanding (excluding 13,743,134 and 13,809,040 shares subject to possible conversion) as of December 31, 2015 and June 30, 2015, respectively	486	479
Additional paid-in capital	6,619,785	6,100,114
Accumulated deficit	(1,620,270)	(1,100,584)

Total Shareholders' Equity	5,000,001	5,000,009

Total Liabilities and Shareholders' Equity	$144,668,883	$144,600,682

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Formation and operating costs
Legal and professional fees	$121,844	$483,636	$465,663	$624,853
General and administrative	41,725	87,577	60,269	163,155
Office expense - related party	30,000	29,730	60,000	60,000
Loss from operations	(193,569)	(600,943)	(585,932)	(848,008)

Other income
Unrealized loss on securities held in Trust Account	(3,177)	-	(3,177)	-
Interest income	-	5,027	69,423	30,156
Net loss	$(196,746)	$(595,916)	$(519,686)	$(817,852)

Weighted average shares outstanding, basic and diluted (1)	4,840,425	4,766,531	4,817,099	3,775,014

Basic and diluted net loss per ordinary share	$(0.04)	$(0.13)	$(0.11)	$(0.22)

(1)	For the three and six months ended December 31, 2015 and 2014, weighted average shares outstanding excluded 13,743,134 and 13,836,282 shares subject to possible conversion.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(519,686)	$(817,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	-	215,096
Unrealized loss on securities held in trust	3,177	-
Interest income on restricted cash and cash equivalents held in trust	(69,423)	-
Changes in operating assets and liabilities:
Prepaid expenses	14,381	(84,138)
Accounts payable and accrued expenses	184,097	58,777
Net cash used in operating activities	(387,454)	(628,117)

Cash Flows from Investing Activities
Purchase of restricted cash and cash equivalents held in trust	-	(144,468,755)
Net cash used in investing activities	-	(144,468,755)

Cash Flows from Financing Activities
Proceeds from public offering, net of costs	-	145,139,559
Repayments of notes payable to related party	-	(212,500)
Advances from related party	418,790	169,980
Repayments of advances from related party	(15,000)	-
Net cash provided by financing activities	403,790	145,097,039

Net increase in cash and cash equivalents	16,336	167
Cash and cash equivalents - beginning	278	160
Cash and cash equivalents - ending	$16,614	$327

Supplemental disclosure of noncash investing and financing activities:

Deferred offering costs related to Company’s public offering	$-	$283,114
Ordinary shares subject to possible conversion related to Company’s public offering	$-	$139,650,549
Payment of operational costs pursuant to related party advances	$159,055	$-

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

 Note 1 - Organization and Plan of Business Operations

Garnero Group Acquisition Company (the “Company”) was incorporated in the Cayman Islands on February 11, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region of the world although the Company has focused on target businesses located in Latin America or Europe operating in the energy (including renewables) and biotechnology industries or target businesses in such industries operating outside of those geographic locations which the Company believes would benefit from expanding their operations to such locations.

All activity through December 31, 2015 relates to the Company’s formation, issuance of ordinary shares to the initial shareholders of the Company (“Initial Shareholders”), the offering described below and identification and due diligence related to a potential target business.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his ordinary shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). The Rights and Warrants (discussed in Note 5 - Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share liquidation price of ordinary shares will be $10.05. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s shareholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s ordinary shareholders. Therefore, the actual per-share liquidation price may be less than $10.05.

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from the Offering and loans from a related party. As of December 31, 2015, the Company had $16,614 in its operating account. Interest earned on the Trust Account balance through December 31, 2015 available to be released to the Company amounted to approximately $152,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $1,570,000, of which $1,288,723 was loaned to the Company through December 31, 2015. $725,878 of these loans was evidenced by notes entered into on September 28, 2015. All loans will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit (see Note 3). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2015, cash and cash equivalents held in the Trust Account consisted of $144,617,983 in United States Treasury Bills. At December 31, 2015, there was approximately $152,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015. Since the Company was incorporated on February 11, 2014, the evaluation was performed for the period from February 11, 2014 through December 31, 2015. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible conversion of 13,743,134 and 13,836,282 shares at December 31, 2015 and 2014 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants and rights included in the units sold in the Offering to acquire 9,005,438 Ordinary Shares and (ii) 1,250,000 Ordinary Shares and warrants and rights to acquire 750,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and automatic conversion of the rights are contingent on the occurrence of future events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which these financial statements were issued. Based upon the review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 - Shareholder Commitment

The Company’s Chief Executive Officer, Mario Garnero, has committed to provide the Company loans up to an aggregate of $1,570,000, of which $1,288,723 was loaned to the Company through December 31, 2015. $725,878 of these loans were evidenced by notes entered into on September 28, 2015. Subsequent to December 31, 2015, Mr. Garnero loaned the Company an additional $159,000.

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

Note 4 - Investment Agreement

On August 26, 2015, the Company entered into an Investment Agreement with Q1 Comercial de Roupas S.A., a Brazilian company (“Colombo”), Alvaro Jabur Maluf Junior and Paulo Jabur Maluf (the “Controlling Persons”) and the persons listed under the caption “Optionholder” on the signature pages in the Investment Agreement (the “Optionholders”). On December 17, 2015, the parties executed an amended and restated Investment Agreement (such amended and restated Investment Agreement referred to herein as the “Investment Agreement”).

Pursuant to the Investment Agreement, (A) the Controlling Persons will contribute all of the issued and outstanding ordinary shares of Colombo (the “Outstanding Shares”) to the Company (the “Share Contribution”) and will receive in consideration an aggregate of 3,640,000 newly issued ordinary shares of the Company (“GGAC Ordinary Shares”) and (B) the Optionholders will exercise certain options held by them, will contribute the underlying ordinary shares of Colombo to the Company (the “Option Contribution,” and together with the Share Contribution, the “Equity Contributions”), and will receive in consideration an aggregate of 360,000 GGAC Ordinary Shares.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Pursuant to the Investment Agreement, the Controlling Persons have committed to use their commercially reasonable best efforts to purchase, directly or indirectly, at least US$30 million of ordinary shares of the Company in the open market, and to vote such shares in favor of the Business Combination and not to exercise their conversion rights with respect to such shares.

If the Equity Contributions are consummated, Colombo will become a wholly-owned subsidiary of the Company, the Company will change its name to “Garnero Colombo Inc.” and the former stockholders and management of Colombo will own approximately 29% of the outstanding GGAC Ordinary Shares (assuming no holder of GGAC Ordinary Shares exercises his redemption rights as set forth in the Company’s charter documents and the Controlling Persons make the full US$30 million of open market purchases).

The Equity Contributions are subject to approval by the Company’s shareholders and certain other conditions, as described in the Investment Agreement.

Note 5 - Initial Public Offering

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

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

Note 6 - Private Units

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

Note 7 - Commitments and Contingencies

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

Notes to Condensed Financial Statements

(Unaudited)

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

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During the three and six month periods ended December 31, 2015 and 2014, the Company incurred approximately $30,000 and $60,000, respectively, for such rent and services, which is reflected in the Statement of Operations as Office expense - related party.

Note 8 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2015, there are no preferred shares issued or outstanding.

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

On August 26, 2015, we entered into an Investment Agreement with Q1 Comercial de Roupas S.A., a Brazilian company (“Colombo”), Alvaro Jabur Maluf Junior and Paulo Jabur Maluf (the “Controlling Persons”) and the persons listed under the caption “Optionholder” on the signature pages in the Investment Agreement (the “Optionholders”). On December 17, 2015, we entered into an amended and restated Investment Agreement (such amended and restated Investment Agreement referred to herein as the “Investment Agreement”) with Colombo, the Controlling Persons and the Optionholders. Pursuant to the Investment Agreement, (A) the Controlling Persons will make the Share Contribution and will receive in consideration an aggregate of 3,640,000 newly issued Ordinary Shares and (B) the Optionholders will make the Option Contribution and will receive in consideration an aggregate of 360,000 newly issued Ordinary Shares.

A complete description of the terms related to the transaction with Colombo are set forth in our Current Report on Form 8-K dated December 17, 2015 and filed with the Securities and Exchange Commission on December 21, 2015. Readers are urged to read such Current Report on Form 8-K for more information on the transaction.

Significant Accounting Policy

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2015, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For the three months ended December 31, 2015, we had a net loss of $196,746, which consisted of operating expenses of $193,569 and an unrealized loss on securities held in Trust Account of $3,177. For the three months ended December 31, 2014, we had a net loss of $595,916, which consisted of operating expenses of $600,943, offset by interest income from our Trust Account of $5,027.

For the six months ended December 31, 2015, we had a net loss of $519,686, which consisted of operating expenses of $585,932 and an unrealized loss on securities held in Trust Account of $3,177, offset by interest income from our Trust Account of $69,423. For the six months ended December 31, 2014, we had a net loss of $817,852, which consisted of operating expenses of $848,008, offset by interest income from our Trust Account of $30,156.

Our operating expenses for both periods principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $16,614.

Through December 31, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, approximately $30,000 of interest earned on the Trust Account which was transferred to our operating account, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, and other entities controlled by our chief executive officer in an aggregate amount of $1,528,694 (of which $224,971 was repaid with proceeds of the Offering), and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the trust account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

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

Interest earned on the Trust Account balance through December 31, 2015 available to be released to the Company amounted to approximately $152,000.

Prior to the consummation of our initial business combination, we will have available to us in addition to the $16,614 in our operating account at December 31, 2015, the interest earned on the Trust Account balance (net of income, and other tax obligations) through December 31, 2015 available to be released to the Company of approximately $152,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $1,570,000, of which he has already loaned us $1,288,723 through December 31, 2015. $725,878 of these loans were evidenced by notes entered into on September 28, 2015. All loans will either be repaid upon the consummation of a business combination or, at the option of the holder, up to $500,000 may be converted into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated. Over this time period, we will be using such funds to pay existing accounts payable and to consummate the business combination with Colombo. If the business combination with Colombo is not completed, we also will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating an alternate business combination.

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

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Brasilinvest International LLC for office space and general and administrative services	$60,000	$60,000	$-

TOTAL	$60,000	$60,000	$-

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARNERO GROUP ACQUISITION COMPANY

Date: February 9, 2016	By:	/s/ Mario Garnero
Mario Garnero
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Javier Martin Riva
Javier Martin Riva
Chief Financial Officer
(Principal financial and accounting officer)

