Form 10-Q
period 2016-03-31
Garnero Group Acquisition Co
filed 2016-05-10
CIK 1603969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

As of May 10, 2016, 18,602,813 ordinary shares, par value $0.0001 per share were issued and outstanding.

GARNERO GROUP ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Garnero Group Acquisition Company

Condensed Balance Sheets

	March 31, 2016	June 30, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$975	$278
Prepaid expenses	24,807	48,667
Total current assets	25,782	48,945

Restricted cash and cash equivalents held in trust	144,662,784	144,551,737
Total assets	$144,688,566	$144,600,682

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$190,474	$93,943
Notes and advances from related party	1,544,696	725,878
Total liabilities	1,735,170	819,821

Commitments
Ordinary shares subject to possible conversion (13,708,294 and 13,809,040 shares at conversion value as of March 31, 2016 and June 30, 2015, respectively)	137,953,395	138,780,852

Shareholders’ Equity:
Preferred shares, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $.0001 par value; 120,000,000 shares authorized;4,894,519 and 4,793,773 shares issued and outstanding (excluding 13,708,294 and 13,809,040 shares subject to possible conversion) as of March 31, 2016 and June 30, 2015, respectively	489	479
Additional paid-in capital	6,927,561	6,100,114
Accumulated deficit	(1,928,049)	(1,100,584)

Total Shareholders' Equity	5,000,001	5,000,009

Total Liabilities and Shareholders' Equity	$144,688,566	$144,600,682

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Formation and operating costs
Legal and professional fees	$194,039	$74,443	$659,702	$699,296
General and administrative	128,542	59,290	188,810	222,445
Office expense - related party	30,000	30,000	90,000	90,000
Loss from operations	(352,581)	(163,733)	(938,512)	(1,011,741)

Other income
Unrealized gain on securities held in Trust Account	24,761	-	21,584	-
Interest income	20,040	-	89,463	30,156
Net loss	$(307,780)	$(163,733)	$(827,465)	$(981,585)

Weighted average shares outstanding, basic and diluted (1)	4,859,679	4,766,712	4,831,189	4,710,700

Basic and diluted net loss per ordinary share	$(0.06)	$(0.03)	$(0.17)	$(0.21)

(1)	For the three and nine months ended March 31, 2016 and 2015, weighted average shares outstanding exclude 13,708,294 and 13,819,990 shares, respectively, subject to possible conversion.

The accompanying notes are an integral part of these condensed financial statements.

Garnero Group Acquisition Company

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(827,465)	$(981,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of the Company	201,529	303,923
Unrealized gain on securities held in trust	(21,584)	-
Interest income on restricted cash and cash equivalents held in trust	(89,463)	-
Changes in operating assets and liabilities:
Prepaid expenses	23,860	(71,138)
Accounts payable and accrued expenses	96,531	71,753
Net cash used in operating activities	(616,592)	(677,047)

Cash Flows from Investing Activities
Purchase of restricted cash and cash equivalents held in trust	-	(144,468,755)
Net cash used in investing activities	-	(144,468,755)

Cash Flows from Financing Activities
Proceeds from public offering, net of costs	-	145,139,559
Repayments of notes payable to related party	-	(212,500)
Advances from related party	634,289	238,980
Repayments of advances from related party	(17,000)	-
Net cash provided by financing activities	617,289	145,166,039

Net increase in cash and cash equivalents	697	20,237
Cash and cash equivalents - beginning	278	160
Cash and cash equivalents - ending	$975	$20,397

Supplemental disclosure of noncash investing and financing activities:

Reclassification of deferred offering costs to additional paid in capital	$-	$283,114
Change in value of ordinary shares subject to possible conversion	$827,457	$17,862,278
Initial classification of ordinary shares subject to possible redemption	$-	$121,028,622

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

All activity through March 31, 2016 relates to the Company’s formation, issuance of ordinary shares to the initial shareholders of the Company (“Initial Shareholders”), the offering described below, the identification and due diligence related to potential target businesses and the proposed transaction with Q1 Comercial de Roupas S.A., a Brazilian company (“Colombo”), described below.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on June 25, 2014. The Company consummated the Initial Public Offering of 12,500,000 units on July 1, 2014 at an offering price of $10.00 per unit, generating gross proceeds of $125,000,000 and net proceeds of $120,375,090 after deducting $4,624,910 of transaction costs, which is discussed in Note 5. Simultaneously with the consummation of the Initial Public Offering, the Company consummated a private placement of 563,750 units (“Private Units”) generating gross proceeds of $5,637,500 to an affiliate of one of the Initial Shareholders and the underwriters which is described in Note 6.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s shares are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

In connection with any proposed Business Combination, the Company will seek shareholder approval of an initial Business Combination at a meeting called for such purpose at which shareholders who acquired ordinary shares in the Offering (“Public Shareholders”) may seek to convert their shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination. If the Company seeks shareholder approval of an initial Business Combination, any Public Shareholder voting either for or against such proposed Business Combination will be entitled to demand that his ordinary shares be converted into a full pro rata portion of the amount then in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay its taxes). However, the Company is not permitted to consummate an initial Business Combination unless it has at least $5,000,001 of net tangible assets upon the close of such Business Combination and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. The Initial Shareholders have agreed that they will vote any shares they then hold in favor of any proposed Business Combination and will waive any conversion rights with respect to such shares. The Rights and Warrants (discussed in Note 5 - Initial Public Offering) sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights.

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

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company does not consummate a Business Combination by June 25, 2016, it will trigger the Company’s automatic winding up, dissolution and liquidation. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from the Company’s shareholders to commence such a voluntary winding up, dissolution and liquidation. If the Company is unable to consummate an initial Business Combination, each Public Shareholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. Holders of Rights, Warrants and unit purchase options will receive no proceeds in connection with the liquidation with respect to such rights. The Initial Shareholders and the holders of Private Units will not participate in any distribution with respect to their initial shares and Private Units, including the ordinary shares included in the Private Units.

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders, proceeds from the Offering and loans from a related party. As of March 31, 2016, the Company had $975 in its operating account. Interest earned on the Trust Account balance through March 31, 2016 available to be released to the Company amounted to approximately $172,000. The Company’s Chief Executive Officer, Mario Garnero, has also committed to provide loans to the Company of up to $1,820,000, of which $1,544,696 was loaned to the Company through March 31, 2016. $725,878 of these loans was evidenced by notes entered into on September 28, 2015. All loans will either be repaid upon the consummation of a Business Combination or, at the option of the holder, up to $500,000 may be converted into additional Private Units at a price of $10.00 per Private Unit (see Note 3). Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

Restricted Cash and Cash Equivalents Held in Trust

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016, cash and cash equivalents held in the Trust Account consisted of $144,662,784 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2016, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined that the Cayman Islands is its only major tax jurisdiction. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2016. The Company believes that its income tax positions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Ordinary shares subject to possible conversion of 13,708,294 and 13,819,990 shares at March 31, 2016 and 2015 have been excluded from the calculation of basic loss per share since such shares, if converted, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (i) warrants and rights included in the units sold in the Offering to acquire 9,005,438 Ordinary Shares and (ii) 1,250,000 Ordinary Shares and warrants and rights to acquire 750,000 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and automatic conversion of the rights are contingent on the occurrence of future events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the accompanying financial statements.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date which these financial statements were issued. Other than as described in Note 3, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 - Shareholder Commitment

The Company’s Chief Executive Officer, Mario Garnero, has committed to provide the Company loans up to an aggregate of $1,820,000, of which $1,544,696 was loaned to the Company through March 31, 2016. $725,878 of these loans were evidenced by notes entered into on September 28, 2015 and $818,818 are advances. Both the notes and advances are subject to the terms of the commitment letters provided by the Company’s Chief Executive Officer, as described in Note 1. Subsequent to March 31, 2016, Mr. Garnero loaned the Company an additional $96,745.

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

If the Equity Contributions are consummated, Colombo will become a wholly-owned subsidiary of the Company, the Company will change its name to “Grupo Colombo Inc.” and the former stockholders and management of Colombo will become shareholders of the Company.

The transaction is subject to approval by the Company’s shareholders and certain other conditions, as described in the Investment Agreement.

Note 5 - Initial Public Offering

On July 1, 2014, the Company sold 12,500,000 units (“Units”) at a price of $10 per Unit in the Initial Public Offering. Each unit consists of one ordinary share of the Company, par value $0.0001, one right (“Right”) and one warrant (“Warrant”). Each Right entitles the holder to receive one-tenth (1/10) of an ordinary share on the consummation of an initial business combination. Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per full ordinary share. Each Warrant will become exercisable upon the completion of an initial business combination and will expire five years after the completion of an initial business combination. The Company will not issue fractional shares.

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

The Company paid the underwriters in the Offering an underwriting discount of 3.25% of the gross proceeds from the Initial Public Offering and the Overallotment. The Company also issued, for $100, a unit purchase option to purchase up to a total of 1,250,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $12,500,000) commencing upon the consummation of a Business Combination. The unit purchase option expires June 25, 2019. The units issuable upon exercise of this option are identical to the Units in the Offering. Accordingly, after the Business Combination, the purchase option will be to purchase 1,375,000 ordinary shares (which includes 125,000 ordinary shares to be issued for the rights included in the units) and 1,250,000 Warrants to purchase 625,000 ordinary shares. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from June 25, 2014, including securities directly and indirectly issuable upon exercise of the unit purchase option.

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

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

Note 7 - Commitments and Contingencies

Business Combination Consulting

The Company has engaged the representative of the underwriters for the Offering (“Representative”) to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that the Representative will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the Representative a cash fee of $4,600,000 for such services upon the consummation of its initial Business Combination.

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

Garnero Group Acquisition Company

Notes to Condensed Financial Statements

(Unaudited)

Office Space

The Company presently occupies office space provided by the Affiliate. Such Affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such Affiliate $10,000 per month for such services commencing on July 1, 2014. During the three and nine month periods ended March 31, 2016 and 2015, the Company incurred approximately $30,000 and $90,000, respectively, for such rent and services, which is reflected in the Statement of Operations as Office expense - related party. At March 31, 2016 and June 30, 2015, $10,000 and $0 of rent payable is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Note 8 - Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2016, there are no preferred shares issued or outstanding.

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

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance provided in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory conversion (if any) are classified as a liability instrument and measured at fair value. Conditionally convertible ordinary shares (including ordinary shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2016, the ordinary shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Results of Operations

We have neither engaged in any business operations nor generated any operating revenues to date. Our entire activity from inception up to the closing of our Offering on July 1, 2014 was in preparation for that event. Subsequent to the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (U.S. treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2016, we had a net loss of $307,780, which consisted of operating expenses of $352,581 offset by unrealized gain on securities held in Trust Account of $24,761 and interest income from our Trust Account of $20,040. For the three months ended March 31, 2015, we had a net loss of $163,733, which consisted of operating expenses.

For the nine months ended March 31, 2016, we had a net loss of $827,465, which consisted of operating expenses of $938,513 offset by unrealized gain on securities held in Trust Account of $21,584, and interest income from our Trust Account of $89,463. For the nine months ended March 31, 2015, we had a net loss of $981,585, which consisted of operating expenses of $1,011,741, offset by interest income from our Trust Account of $30,156.

Our operating expenses for both periods principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to a lesser extent, general operating expenses including rent, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $975.

Through March 31, 2016, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares, approximately $30,000 of interest earned on the Trust Account which was transferred to our operating account, loans and advances from Brasilinvest International LLC, an affiliate of our chief executive officer, and other entities controlled by our chief executive officer in an aggregate amount of $1,544,696 (of which $224,971 was repaid with proceeds of the Offering), and the Offering, which resulted in approximately $400,000 of net proceeds held outside of the trust account (after the payment of all costs related to the offering and the repayment of the loan from Brasilinvest International LLC).

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

Interest earned on the Trust Account balance through March 31, 2016 available to be released to the Company amounted to approximately $172,000.

Prior to the consummation of our initial business combination, we will have available to us in addition to the $975 in our operating account at March 31, 2016 and the interest earned on the Trust Account balance (net of income, and other tax obligations) through March 31, 2016 available to be released to the Company of approximately $172,000. Our Chief Executive Officer, Mario Garnero, has also committed to provide loans to us of up to $1,820,000, of which he has already loaned us $1,544,696 through March 31, 2016. $725,878 of these loans were evidenced by notes entered into on September 28, 2015 and $818,818 are advances. Both the notes and advances are subject to the terms of the commitment letters provided by our Chief Executive Officer. All loans will either be repaid upon the consummation of a business combination or, at the option of the holder, up to $500,000 may be converted into additional Private Placement Units at a price of $10.00 per Private Placement Unit. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or June 26, 2016, the date the Company’s liquidation will be triggered if a Business Combination is not consummated. Over this time period, we will be using such funds to pay existing accounts payable and to consummate the business combination with Colombo. If the business combination with Colombo is not completed, we also will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating an alternate business combination.

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

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years

Fee payable to Brasilinvest International LLC for office space and general and administrative services	$30,000	$30,000	$-

TOTAL	$30,000	$30,000	$-

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GARNERO GROUP ACQUISITION COMPANY

Date: May 10, 2016	By:	/s/ Mario Garnero
Mario Garnero
Chief Executive Officer
(Principal executive officer)

	By:	/s/ Javier Martin Riva
Javier Martin Riva
Chief Financial Officer
(Principal financial and accounting officer)

